Form 10-Q
period 2026-06-30
First Tracks Biotherapeutics, Inc.
filed 2026-08-12
CIK 2091349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 7, 2026, there were 35,730,843 shares of the Registrant’s Common Stock outstanding.

First Tracks Biotherapeutics, Inc.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

First Tracks Biotherapeutics, Inc.

Balance Sheets

(in thousands, except share and par value)

(unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$168,018	$238,196
Short-term investments	—	73,442
Prepaid expenses and other current assets	9,727	4,762
Total current assets	177,745	316,400
Property and equipment, net	1,071	1,370
Operating lease right-of-use assets	4,324	12,519
Other long-term assets	—	256
Total assets	$183,140	$330,545
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,553	$3,111
Accrued expenses	7,458	25,832
Current portion of operating lease liability	2,436	2,080
Total current liabilities	12,447	31,023
Operating lease liability, net of current portion	1,897	12,032
Stockholders’ equity:
Preferred stock $0.001 par value, 10,000,000 shares authorized and no shares outstanding at June 30, 2026	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized and 35,390,679 shares issued and outstanding at June 30, 2026 and 100 shares authorized and no shares, issued or outstanding at December 31, 2025	35	—
Additional paid-in capital	193,337	—
Accumulated other comprehensive loss	—	(24)
Accumulated deficit	(24,576)	—
Net former parent investment	—	287,514
Total stockholders’ equity	168,796	287,490
Total liabilities and stockholders’ equity	$183,140	$330,545

See accompanying notes to unaudited financial statements.

First Tracks Biotherapeutics, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	25,644	39,272	59,599	80,737
General and administrative	9,293	6,626	28,149	16,441
Total operating expenses	34,937	45,898	87,748	97,178
Loss from operations	(34,937)	(45,898)	(87,748)	(97,178)
Other income (expense), net:
Interest income	1,564	3,466	3,892	7,557
Other expense, net	(1)	(13)	(2)	(20)
Total other income (expense), net	1,563	3,453	3,890	7,537
Net loss	(33,374)	(42,445)	(83,858)	(89,641)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	146	(167)	24	(311)
Comprehensive loss	$(33,228)	$(42,612)	$(83,834)	$(89,952)
Net loss per common share:
Basic and diluted	$(0.95)	$(1.47)	$(2.40)	$(3.02)
Weighted-average number of shares outstanding:
Basic and diluted	35,003	28,810	35,003	29,722

See accompanying notes to unaudited financial statements.

First Tracks Biotherapeutics, Inc.

Statements of Stockholders Equity

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in	Net Former Parent	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Investment	(Loss) Gain	Deficit	Equity
Balance, December 31, 2025	—	$—	$—	$287,514	$(24)	$—	$287,490
Stock-based compensation	—	—	—	11,503	—	—	11,503
Net parent investment	—	—	—	9,077	—	—	9,077
Comprehensive loss, net	—	—	—	—	(122)	—	(122)
Net loss	—	—	—	(50,484)	—	—	(50,484)
Balance, March 31, 2026	—	$—	$—	$257,610	$(146)	$—	$257,464
Issuance of common stock from exercises of options	441	—	2,591	—	—	—	2,591
Issuance of common stock upon vesting of restricted stock units and performance stock units	57	—	—	—	—	—	—
Issuance of common stock in connection with the spin-off and reclassification of net parent investment	29,101	29	109,214	(350,284)	—	—	(241,041)
Issuance of common stock, net of $5,309 of transaction costs	5,792	6	74,685	—	—	—	74,691
Stock-based compensation	—	—	6,847	1,472	—	—	8,319
Transfers from former parent	—	—	—	100,000	—	—	100,000
Comprehensive income, net	—	—	—	—	146	—	146
Net loss	—	—	—	(8,798)	—	(24,576)	(33,374)
Balance, June 30, 2026	35,391	$35	$193,337	$—	$—	$(24,576)	$168,796

	Net Parent	Accumulated Other Comprehensive	Accumulated	Total
	Investment	Gain (Loss)	Deficit	Equity
Balance, December 31, 2024	$391,291	$305	$—	$391,596
Stock-based compensation	7,746	—	—	7,746
Net parent investment	5,716	—	—	5,716
Comprehensive loss, net	—	(144)	—	(144)
Net loss	(47,196)	—	—	(47,196)
Balance, March 31, 2025	$357,557	$161	$—	$357,718
Stock-based compensation	7,656	—	—	7,656
Net parent investment	(52,105)	—	—	(52,105)
Comprehensive loss, net	—	(167)	—	(167)
Net loss	(42,445)	—	—	(42,445)
Balance, June 30, 2025	$270,663	$(6)	$—	$270,657

See accompanying notes to unaudited financial statements.

First Tracks Biotherapeutics, Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(83,858)	$(89,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	230	288
Stock-based compensation	19,822	15,402
Accretion/amortization of investments, net	138	(3,264)
Amortization of right-of-use assets – operating	102	919
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(10,202)	639
Accounts payable and other liabilities	9,382	(7,045)
Operating lease liabilities	(93)	(941)
Net cash used in operating activities	(64,479)	(83,643)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	—	(176,755)
Sales and maturities of investments	35,000	228,079
Purchases of property and equipment	(42)	(74)
Net cash provided by investing activities	34,958	51,250
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock in connection with the spin-off	109,243	—
Proceeds from public offerings	75,200	—
Proceeds from the issuance of common stock upon the exercise of stock options	2,122	—
Proceeds from former parent company with Spin-off	100,000	—
Payments for offering costs	(26)	—
Net parent investment	(327,196)	(46,389)
Net cash used in financing activities	(40,657)	(46,389)
Net decrease in cash and cash equivalents	(70,178)	(78,782)
Cash and cash equivalents, beginning of period	238,196	123,080
Cash and cash equivalents, end of period	$168,018	$44,298
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash investing and financing activities:
Leased assets obtained in exchange for operating lease liabilities	$4,426	$—
Offering costs accrued	$483	$—
Non-cash transfer of assets and liabilities in connection with the spin-off	$14,011	$—
Receivable related to issuance of common stock, upon exercise of stock options	$469	$—

See accompanying notes to unaudited financial statements.

First Tracks Biotherapeutics, Inc.

Notes to Financial Statements

1. Description of the Business

Organization

First Tracks Biotherapeutics, Inc. (“First Tracks Biotherapeutics,” “we,” “us,” “our,” or the “Company”) is a clinical-stage biotechnology company advancing antibody therapies that modulate immune pathways implicated in autoimmune and inflammatory diseases. Our pipeline includes ANB033, a CD122 antagonist in development for celiac disease and eosinophilic esophagitis; rosnilimab, a pathogenic T cell depleter in development for rheumatoid arthritis; and ANB101, a BDCA2 modulator.

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

The Spin-Off was achieved through AnaptysBio’s pro rata distribution of 29,100,902 shares of common stock of First Tracks Biotherapeutics to holders of record of AnaptysBio’s common stock. Each holder of record of AnaptysBio’s common stock received one share of First Tracks Biotherapeutics’ common stock for every one share of AnaptysBio’s common stock held on April 6, 2026, the record date for the distribution. On April 20, 2026, First Tracks Biotherapeutics’ shares of common stock began trading on the Nasdaq Stock Market LLC under the ticker symbol “TRAX.”

On the Distribution Date, AnaptysBio distributed 29,100,902 shares of First Tracks Biotherapeutics common stock to its shareholders and the Company completed the previously announced private placement contemplated by that certain purchase agreement (the “Purchase Agreement”) by and among the Company, EcoR1 Capital Fund Qualified, L.P. (the “Selling Stockholder”) and certain third party investors (collectively, the “Investors”), pursuant to which the Company agreed to issue and sell an aggregate of 5,791,479 shares of the Company’s common stock (the “Primary Shares”), and the Selling Stockholder agreed to sell an aggregate of 4,705,575 shares of the Company’s common stock (the “Secondary Shares”) that the Selling Stockholder received in the Spin-Off, at a purchase price of $13.81 per share (the “Private Placement”). The aggregate gross proceeds to First Tracks Biotherapeutics from the sale of the Primary Shares were approximately $80 million, before deducting offering expenses. First Tracks Biotherapeutics did not receive any proceeds from the sale of the Secondary Shares.

In connection with the Spin-Off, we entered into a separation and distribution agreement (the “Separation and Distribution Agreement”) with AnaptysBio. The Separation and Distribution Agreement identifies the assets transferred to (including the contracts assigned) or retained by, and the liabilities assumed or retained by each of us, and AnaptysBio. Pursuant to the Separation and Distribution Agreement, on the Distribution Date, $100 million in cash and cash equivalents was allocated to us from AnaptysBio. Furthermore, all accounts payable and accrued liabilities were assumed by AnaptysBio.

Liquidity and Risks

Going forward, as we continue our expansion, we may seek additional financing and/or strategic investments. However, there can be no assurance that any additional financing or strategic investments will be available to us on acceptable terms, if at all. If events or circumstances occur such that we do not obtain additional funding, we will most likely be required to reduce our plans and/or certain discretionary spending, which could have a material adverse effect on our ability to achieve our intended business objectives. Our management believes our currently available resources will provide sufficient funds to enable us to meet our operating plans for at least the next 12 months from the issuance of our financial statements. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis of Presentation

We have historically operated as part of AnaptysBio and not as a separate, publicly traded company. For the periods prior to the Spin-Off, the accompanying unaudited financial statements have been derived from AnaptysBio’s historical accounting records of its Biopharma segment (“Biopharma”) and are presented on a carve-out basis. All revenues and costs as well as assets and liabilities directly associated with our business activity are included as a component of the financial statements. The financial statements also include allocations of certain general, administrative, sales and marketing expenses and cost of sales from AnaptysBio’s corporate office and from other AnaptysBio businesses to us and allocations of related assets, liabilities, and retained earnings prior to the Spin-Off (“Net former parent investment”) which represents AnaptysBio’s interest in our recorded net assets, as applicable. The allocations have been determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had we been an entity that operated independently of AnaptysBio.

Following the Spin-Off, the financial statements include the accounts of First Tracks Biotherapeutics and no longer include any allocations from AnaptysBio. Accordingly:

•
The Balance Sheet as of June 30, 2026 consists of First Tracks Biotherapeutics’ stand-alone balance sheet, while the Balance Sheet as of December 31, 2025 consists of the combined balances of First Tracks Biotherapeutics and AnaptysBio.
•
The Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2026 consist of the combined results of First Tracks Biotherapeutics for the period from January 1, 2026 through April 19, 2026, and the stand-alone results of First Tracks Biotherapeutics for the period from April 20, 2026 through June 30, 2026. The Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2025 consist of the combined results of First Tracks Biotherapeutics.
•
The Statements of Equity for the three and six months ended June 30, 2026 consist of the combined results of First Tracks Biotherapeutics for the period from January 1, 2026 through April 19, 2026, and the stand-alone results of First Tracks Biotherapeutics for the period from April 20, 2026 through June 30, 2026. The Combined Statements of Equity for the three and six months ended June 30, 2025 consisted of the combined activity of First Tracks Biotherapeutics and AnaptysBio.
•
The Statement of Cash Flows for the six months ended June 30, 2026 consists of the combined results of First Tracks Biotherapeutics for the period from January 1, 2026 through April 19, 2026, and the stand-alone results of First Tracks Biotherapeutics for the period from April 20, 2026 through June 30, 2026. The Statement of Cash Flows for the six months ended June 30, 2025 consisted of the combined results of First Tracks Biotherapeutics and AnaptysBio.

Prior to the Spin-Off, First Tracks Biotherapeutics was dependent upon AnaptysBio for all of its working capital and financing requirements under AnaptysBio’s centralized approach to cash management and financing of its operations. Because the Company was part of AnaptysBio during the six months ended June 30, 2026, only cash, cash equivalents, and borrowings clearly associated with First Tracks Biotherapeutics and related to the Spin-Off have been included in these financial statements. Other financial transactions relating to the business operations of the Company during the period January 1, 2026 through April 19, 2026 were accounted for through the Net former parent investment account of the Company.

All transactions between First Tracks Biotherapeutics and AnaptysBio have been included in the accompanying financial statements for the three and six months ended June 30, 2026 and June 30, 2025. Transactions with AnaptysBio are reflected in the accompanying Statements of Changes in Equity as “Net parent investment” and in the accompanying Balance Sheets within “Net former parent investment.”

All intercompany accounts and transactions between the operations comprising First Tracks Biotherapeutics have been eliminated in the accompanying Statements of Operations for the three and six months ended June 30, 2026 and June 30, 2025 and the Balance Sheets as of June 30, 2026 and December 31, 2025.

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted. The accompanying unaudited financial statements include all known adjustments necessary for a fair presentation of the results of interim periods as required by U.S. GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Operating results for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2025 included in our Form 10, which was filed with the SEC on March 27, 2026.

During the periods presented prior to April 20, 2026, we were not a separate legal entity and did not directly own the Australian subsidiary, which was legally owned by AnaptysBio. The portions of the Australian subsidiary’s assets, liabilities, income, expenses and cash flows related to our business are included in these financial statements.

We operate in one reportable segment, and our functional and reporting currency is the U.S. dollar.

Use of Estimates

The preparation of the accompanying financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of expenses during the reporting periods. Actual results could differ from those estimates. We base our estimates and assumptions on historical experience when available and on various factors that we believe to be reasonable under the circumstances. Significant estimates relied upon in preparing these financial statements include estimates related to accrued research and development expenses, stock-based compensation, leases and the allocation of costs between AnaptysBio and First Tracks Biotherapeutics. We evaluate our estimates and assumptions on an ongoing basis. Our actual results could differ from these estimates under different assumptions or conditions.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common equivalent shares outstanding for the period, as well as any dilutive effect from outstanding stock options and awards using the treasury stock method. For each period presented, there is no difference in the number of shares used to calculate basic and diluted net loss per share, as we are in a loss position for both periods and all shares are anti-dilutive.

The following table sets forth the weighted-average outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	For the Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Options to purchase common stock	7,545	7,621	7,545	7,644
Stock awards	1,752	854	1,752	873
Total	9,297	8,475	9,297	8,517

Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and may have an impact on our financial statements. Unless otherwise discussed, we believe the impact of any recently issued pronouncements will not have a material impact on our financial statements.

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

3. Balance Sheet Accounts and Supplemental Disclosures

Property and Equipment, Net

Property and equipment, net consist of the following:

(in thousands)	June 30, 2026	December 31, 2025
Laboratory equipment	$6,765	$6,723
Office furniture and equipment	1,583	1,583
Leasehold improvements(1)	—	203
Property and equipment, gross	8,348	8,509
Less: accumulated depreciation and amortization	(7,277)	(7,139)
Total property and equipment, net	$1,071	$1,370
(1)
All leasehold improvements remained with AnaptysBio as part of the Spin-Off.

Accrued Expenses

Accrued expenses consist of the following:

(in thousands)	June 30, 2026	December 31, 2025
Accrued compensation and related expenses	$1,969	$10,636
Accrued professional fees and other expenses	1,067	3,156
Accrued research, development and manufacturing expenses	4,422	12,040
Total accrued expenses	$7,458	$25,832

Pursuant to the Separation and Distribution Agreement, all accrued expenses prior to the Spin-Off were retained by AnaptysBio.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(in thousands)	June 30, 2026	December 31, 2025
Receivable from AnaptysBio	$4,226	$—
Prepaid clinical development	2,470	2,851
Receivable from option exercises	848	29
Other current assets	2,183	1,882
Total prepaid expenses and other current assets	$9,727	$4,762

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

In connection with the Centessa Agreement, we paid Centessa an up front cash payment of $4.0 million and an additional cash payment of $3.0 million as reimbursement to Centessa for manufacturing costs incurred. There were $0.3 million in transaction costs incurred. The total transaction amount of $7.3 million was expensed as in-process research and development and classified as an operating activity in the statement of cash flows. We accounted for the transaction as an asset acquisition as the set of acquired assets did not constitute a business.

Under the terms of the Centessa Agreement, Centessa may be entitled to receive potential future payments of up to $10.0 million upon the achievement of a certain event-based milestone and would be entitled to receive on a product-by-product and country-by-country basis, a royalty of low single digits on annual net sales of any product in the territory in each calendar year. As of June 30, 2026, achievement of the milestone is not probable and, therefore, we have not recognized a liability for the associated $10.0 million contingent consideration.

Vanda

On January 31, 2025, AnaptysBio entered into an Exclusive License Agreement (the “Vanda License Agreement”) with Vanda pursuant to which Vanda was granted an exclusive, global license for the development and commercialization of imsidolimab (IL-36R antagonist mAb), which has completed two registration-enabling global Phase 3 trials, GEMINI-1 and GEMINI-2, evaluating the safety and efficacy of imsidolimab in patients with generalized pustular psoriasis (“GPP”). Pursuant to the Separation and Distribution Agreement, any and all rights to receive milestone payments under the Vanda License Agreement were transferred to us.

The following milestones are payable under the Vanda License Agreement:

Milestone Event	Amount	Quarter Recognized
FDA regulatory approval for marketing of first licensed product in the USA for the treatment of active flares in GPP	$5.0M	—
Regulatory approval for marketing of the first licensed product in the EU	$5.0M	—
Commercial sales first exceed $100.0 million	$25.0M	—

Milestones recognized through June 30, 2026	—	—
Milestones that may be recognized in the future	$35.0M	—

5. Related Party Transactions

We have historically operated as part of AnaptysBio and not as a stand-alone entity. Accordingly, the accompanying financial statements for periods prior to the Spin-Off were derived from the consolidated financial statements and accounting records of AnaptysBio. Following the Spin-Off, the financial statements no longer include allocations from AnaptysBio.

Cost Allocations

The financial statements through the date of the Spin-Off reflect allocations of certain expenses from the financial statements of AnaptysBio, including research and development expenses and administrative expenses. These allocations include, but are not limited to, executive management, employee compensation and benefits, facilities and operations, information technology, business development, financial services (such as accounting, audit, and tax), legal, insurance, and stock-based compensation.

Internal research and development costs that could not be specifically identified were allocated to the program level using the percentage of external research and development costs as the allocation driver. General and administrative expenses were allocated similarly to the allocation of internal research and development costs, with a portion allocated based on estimated employee headcount.

These allocations are reflected in the statements of operations as follows:

For the three and six months ended June 30, 2026 and 2025, transactions with AnaptysBio were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Research and development	$1,853	$13,129	$17,166	$26,816
General and administrative	$3,664	$6,626	$22,520	$16,441
Total allocated operating expenses	$5,517	$19,755	$39,686	$43,257

The financial statements through the date of the Spin-Off reflect allocations of certain assets and liabilities from the financial statements of AnaptysBio. These allocations include, but are not limited to, prepaid expenses and other current assets, accounts payable, accrued expenses, and accumulated deficit. Amounts that could not be specifically identified were allocated using the percentage of external research and development costs as the allocation driver.

Management believes these cost allocation methods are reasonable and reflect the services provided to First Tracks Biotherapeutics during the periods presented. The allocations may not, however, be indicative of the actual expenses that would have been incurred had First Tracks Biotherapeutics operated as a stand-alone public company. Actual costs that may have been incurred if First Tracks Biotherapeutics had been a stand-alone public company would depend on a number of factors, including the organizational structure, whether functions were outsourced or performed by First Tracks Biotherapeutics employees, and decisions made in areas such as research and development, infrastructure, and information technology.

Net Investment from AnaptysBio

Related party transactions between First Tracks Biotherapeutics and AnaptysBio have been included within net former parent investment in the balance sheet as of December 31, 2025, as these related party transactions were not settled in cash. Net former parent investment, in the balance sheets and statements of equity, represents AnaptysBio’s investment in First Tracks Biotherapeutics, the net effect of transactions with, and allocations from AnaptysBio. The components of net transfers from AnaptysBio and the reconciliation to the corresponding amount presented on the statements of cash flows, for the six months ended June 30, 2026 and 2025, were as follows:

(in thousands)	2026	2025
Allocations of AnaptysBio's corporate expenses	$9,077	$(46,389)
Non-cash transfer of investments to AnaptysBio	37,986	—
Non-cash transfer of ROU assets to AnaptysBio	12,886	—
Non-cash transfer of lease liabilities to AnaptysBio	(14,112)	—
Non-cash transfer of other current assets to AnaptysBio	6,048	—
Non-cash transfer of accrued liabilities to AnaptysBio	(28,797)	—
Total	$23,088	$(46,389)

6. Fair Value Measurements and Available-for-Sale Investments

Fair Value Measurements

Our financial instruments consist principally of cash, cash equivalents, short-term and long-term investments, receivables, and accounts payable. Certain of our financial assets and liabilities have been recorded at fair value in the balance sheet in accordance with the accounting standards for fair value measurements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy:

	Fair Value Measurements at End of Period Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2026
Money market funds(1)	$140,791	$140,791	$—	$—
Mutual funds(1)	26,186	26,186	—	—
At December 31, 2025
Money market funds(1)	$140,380	$140,380	$—	$—
Mutual funds(1)	91,359	91,359	—	—
U.S. Treasury securities(2)	63,268	63,268	—	—
Commercial and corporate obligations(2)	10,174	—	10,174	—

(1)
Included in cash and cash equivalents in the accompanying balance sheets.
(2)
Included in short-term investments in the accompanying balance sheets.

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

Available-for-Sale Investments

We invest our excess cash in agency securities, debt instruments of financial institutions and corporations, commercial obligations, and U.S. Treasury securities, which we classify as available-for-sale investments. These investments are carried at fair value and are included in the tables above. As of June 30, 2026, we did not have any available-for-sale investments by security type, classified in short-term or long-term investments.

The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in cash equivalents, short-term and long-term investments as of December 31, 2025 are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Total Fair Value
Commercial and corporate obligations(1)	10,152	22	10,174
U.S. Treasury securities(2)	63,107	161	63,268
Total available-for-sale investments	$73,259	$183	$73,442

(1)
Of our outstanding commercial and corporate obligations, $10.2 million have maturity dates of less than one year and $0.0 million have a maturity date of between one to two years as of December 31, 2025.
(2)
Of our outstanding U.S. Treasury securities, $63.3 million have maturity dates of less than one year and $0.0 million have a maturity date of between one to two years as of December 31, 2025.

There were no available-for-sale investments in an unrealized loss position as of June 30, 2026 or December 31, 2025. Accordingly, no allowance for credit losses was recorded.

7. Stockholders’ Equity

Preferred Stock

The Company has authorized up to 10,000,000 shares of preferred stock, $0.001 par value per share, for issuance. There were no preferred shares outstanding as of June 30, 2026.

Common Stock

The Company has authorized up to 500,000,000 shares of common stock, $0.001 par value per share, for issuance. There were 35,390,679 shares of common stock issued and outstanding as of June 30, 2026.

Private Placement

On April 20, 2026, the Company completed the previously announced private placement contemplated by that certain purchase agreement (the “Purchase Agreement”) by and among the Company, EcoR1 Capital Fund Qualified, L.P. (the “Selling Stockholder”) and certain third party investors (collectively, the “Investors”), pursuant to which the Company agreed to issue and sell an aggregate of 5,791,479 shares of the Company’s common stock (the “Primary Shares”), and the Selling Stockholder agreed to sell an aggregate of 4,705,575 shares of the Company’s common stock (the “Secondary Shares”) that the Selling Stockholder received in the Spin-Off, at a purchase price of $13.81 per share (the “Private Placement”). The aggregate gross proceeds to First Tracks Biotherapeutics from the sale of the Primary Shares were approximately $80 million, before deducting offering expenses. First Tracks Biotherapeutics did not receive any proceeds from the sale of the Secondary Shares.

8. Equity Incentive Plans

Prior to the Spin-Off, First Tracks Biotherapeutics had no stock-based compensation plans; however, certain of its employees were eligible to participate in AnaptysBio’s 2017 Equity Incentive Plan (the “AnaptysBio Equity Plan”) which provided grants of restricted stock units (“RSUs”) and performance stock units (“PSUs”) (collectively, “Stock Awards”), stock options, or any other stock-based awards. All grants of stock options and Stock Awards prior to separation were made under the AnaptysBio Equity Plan.

In connection with the Spin-Off, the Company established the First Tracks Biotherapeutics 2026 Equity Incentive Plan (the “First Tracks Equity Plan”). The outstanding RSUs and stock options of AnaptysBio were all cancelled and reissued in both the AnaptysBio Equity Plan and the First Tracks Equity Plan. These equity awards were repriced based on a proportional allocation of the original award price, based on First Tracks Biotherapeutics and AnaptysBio’s closing prices on the Distribution Date. In doing so, these reissued awards maintained the economic value before and after the Spin-Off. The terms of the equity awards, such as the award period, exercisability, and vesting schedule, as applicable, generally remained unchanged. There was no incremental stock-based compensation expense recorded as a result of the equity award conversion.

In connection with the Spin-Off, each AnaptysBio PSU was replaced with a number of First Tracks Biotherapeutics PSUs with a value equal to the AnaptysBio common stock covered by the cancelled award, rounded down to the nearest share. The replacement awards are subject to substantially equivalent conditions and restrictions as the AnaptysBio cancelled PSUs, except that the stock-price hurdles therein were equitably adjusted such that each hurdle retains the same ratio from the First Tracks Biotherapeutics stock price following the Spin-Off as related to the AnaptysBio stock price prior to the Spin-Off and, following the Spin-Off, performance is based on the First Tracks Biotherapeutics stock price.

Under the First Tracks Equity Plan, 4,169,861 shares (plus the shares subject to substitution awards granted pursuant to the Separation and Distribution Agreement) are reserved for issuance and 347,488 shares are reserved for issuance under the 2026

Employee Stock Purchase Plan. As of June 30, 2026, 2,187,351 shares were available for future issuance under the First Tracks Equity Plan.

Stock Options

Stock options granted to employees and non-employees generally vest over a four-year period while stock options granted to directors generally vest over a one-year period. Each stock option award has a maximum term of 10 years from the date of grant, subject to earlier cancellation prior to vesting upon cessation of service to us. A summary of the activity related to stock option awards during the six months ended June 30, 2026 is as follows:

	Shares Subject to Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at April 20, 2026(1)	6,641,885	$6.81	7.14	$78,934
Granted	1,383,690	$17.85
Exercises	(440,896)	$5.88
Forfeitures and cancellations	—	$—
Outstanding at June 30, 2026	7,584,679	$8.88	7.55	$85,742
Exercisable at June 30, 2026	3,708,578	$7.02	6.15	$49,037
(1)
As part of the Spin-Off, 6,641,885 substitute options were issued related to options from the AnaptysBio Equity Plan.

Total cash received from the exercise of stock options was approximately $2.1 million during the six months ended June 30, 2026.

Time-Based Restricted Stock Units

Each RSU represents one equivalent share of our common stock to be issued after satisfying the applicable continued service-based vesting criteria over a specified period. The fair value of these RSUs is based on the closing price of our common stock on the date of the grant. We measure compensation expense over the expected vesting period on a straight-line basis. The RSUs do not entitle the participants to the rights of holders of common stock, such as voting rights, until the shares are issued.

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at April 20, 2026(1)	1,514,446	$17.62	1.59	$28,169
Granted	598,820	$17.75
Released	(57,402)	$12.95
Forfeitures and cancellations	—	$—
Outstanding at June 30, 2026	2,055,864	$17.79	1.65	$41,364
RSU expected to vest at June 30, 2026	2,055,864	$17.79	1.65	$41,364
(1)
As part of the Spin-Off, 1,514,446 substitute awards were issued related to awards from the AnaptysBio Equity Plan.

Performance Stock Units

A PSU represents one equivalent share of our common stock to be issued after achievement of the performance metrics specified in the grant. The following table presents a summary of activity with respect to our PSUs:

	Number of Performance Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Outstanding at April 20, 2026(1)	1,109,394	$6.07	2.22
Granted	—	$—
Released	—	$—
Forfeitures	—	$—
Outstanding at June 30, 2026	1,109,394	$6.07	2.03

(1)
As part of the Spin-Off, 1,109,394 substitute awards were issued related to awards from the AnaptysBio Equity Plan.

The fair value of our PSUs is estimated as of the grant date of July 22, 2024, based upon the expected achievement of the performance metrics specified in the grant and the closing market price of our common stock on the date of grant. The grant date fair value is estimated using a Monte Carlo simulation using the following assumptions:

Six Months Ended June 30,
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

Stock-Based Compensation Expense

We recognize stock-based compensation expense for awards issued to employees and non-employees over the requisite service period based on the estimated grant-date fair value of such awards. The estimated fair values of stock option awards granted were determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2026	2025
Risk-free interest rate	4.3%	4.5%
Expected volatility	83.3%	81.8%
Expected dividend yield	—	—
Expected term (in years)	6.78	6.35
Weighted average grant date fair value per share	$13.57	$10.95

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

Prior to the Distribution Date, stock-based compensation expense was allocated to us using a proportionate cost allocation method, which management believes is consistent and reasonable. For the research and development portion, costs were allocated using the percentage of external research and development costs as the allocation driver. For the general and administrative portion, costs were allocated similarly to the allocation of research and development costs, with a portion allocated based on estimated employee headcount.

Stock-based compensation expense under AnaptysBio’s 2017 Plan allocated to us and included within our statements of operations consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Research and development	$734	$9,058	$5,280	$4,620
General and administrative	738	6,344	7,695	3,036
Total	$1,472	$15,402	$12,975	$7,656

Stock-based compensation expense under the First Tracks Equity Plan that was recognized in the statements of operations and comprehensive loss is as follows:

Three Months Ended June 30,
(in thousands)	2026
Research and development	$3,596
General and administrative	3,251
Total	$6,847

At June 30, 2026, there was $48.2 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a remaining weighted average vesting period of 2.87 years, $33.3 million of unrecognized cost related to unvested RSU awards, which is expected to be recognized over a period of 2.63 years, and $3.0 million of unrecognized cost related to unvested PSU awards, which is expected to be recognized over a period of 2.03 years.

9. Commitments and Contingencies

Operating Leases

On June 15, 2026, we entered into a Sublease Agreement with AnaptysBio (the “Sublease Agreement”), with respect to facilities in the building at 10770 Wateridge Circle, San Diego, California 92121. Under the Sublease Agreement, we agreed to sublease approximately 45,000 square feet of space for a term of 24 months, beginning on April 20, 2026.

Under the Sublease Agreement, the monthly base rent is initially $4.87 per rentable square foot and is increased by 3% annually. We are also responsible for our pro rata share of real estate taxes, building insurance, maintenance, direct expenses, and utilities. The terms of the Sublease Agreement do not provide us with an option to extend the term of the lease, but do provide us with an option to terminate the lease early on December 31, 2027, by delivery of written notice provided at least six months in advance. The exercise of this option is at our sole discretion, which we do not anticipate exercising at this time. Upon lease commencement, on April 20, 2026, we recognized a right of use (“ROU”) asset and a corresponding lease liability of $4.4 million each, on the balance sheet. There were no lease incentives, prepayments or direct costs as part of the sublease agreement.

Our lease payments are fixed, and we recognize lease expense for leases on a straight-line basis over the lease term. Operating lease ROU assets and lease liabilities are recorded based on the present value of the future minimum lease payments over the lease term at commencement date. As our lease does not provide an implicit rate, we used our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. The weighted-average discount rate used was 9.5% and the weighted-average remaining lease term is approximately 1.8 years.

The following non-cancellable office lease costs are included in our statements of cash flow (in thousands):

		Six Months Ended June 30,
Leases	Classification on the Cash Flow	2026	2025
Operating lease cost	Operating	$524	$—
Cash paid for amounts included in the measurement of lease liabilities	Operating	—	—

At June 30, 2026, the future minimum annual obligations for the Company’s operating lease liabilities are as follows:

Years Ending December 31, (in thousands)
2026	$1,833
2027	2,174
2028	708
Total minimum payments required	$4,715
Less: imputed interest	(382)
Total	$4,333

10. Segment Reporting

We operate as one reportable segment focused on research and development activities to deliver immunology therapeutics for autoimmune and inflammatory diseases. Segment profit or loss is measured as the net loss reported on our Statements of Operations and Comprehensive Loss and net loss is used to monitor results. The measure of segment assets is reported on our Balance Sheets as total assets.

The chief operating decision maker (“CODM”) is our Chief Executive Officer. The CODM manages the business activities on a combined basis in making decisions regarding resource allocation and performance assessment.

The following table is a summary of segment loss and our significant expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
External R&D
ANB033	8,837	3,926	18,136	7,729
Rosnilimab	1,217	15,613	5,811	30,639
ANB101	687	2,040	2,171	3,521
ANB032	5	108	(26)	3,644
Preclinical and other unallocated costs	4,451	4,456	7,747	8,388
Total External R&D(1)	15,197	26,143	33,839	53,921
Total Internal R&D(2)	10,447	13,129	25,760	26,816
Total R&D	25,644	39,272	59,599	80,737

External G&A(3)	(459)	1,453	8,262	5,301
Internal G&A(2)	9,752	5,173	19,887	11,140
Total G&A	9,293	6,626	28,149	16,441
Total operating expenses	34,937	45,898	87,748	97,178
Loss from operations	(34,937)	(45,898)	(87,748)	(97,178)

Interest income	1,564	3,466	3,892	7,557
Other expense, net	(1)	(13)	(2)	(20)
Total other income, net	1,563	3,453	3,890	7,537

Segment net loss	$(33,374)	$(42,445)	$(83,858)	$(89,641)

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
•
the future benefits or costs of the Company’s recent separation from AnaptysBio, Inc. (“AnaptysBio”) into two independent, publicly traded companies;
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited financial statements and related notes for the three months ended June 30, 2026, included in Part I, Item 1 of this Quarterly Report and with our audited combined financial statements and related notes thereto for the year ended December 31, 2025 included in our Form 10 filed with the Securities and Exchange Commission on March 27, 2026. This discussion and other sections of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included in Part II, Item 1A of this Quarterly Report. You should also carefully read “Special Note Regarding Forward-Looking Statements”.

Spin-Off from AnaptysBio

In September 2025, AnaptysBio announced its intention to separate its business into two independent, publicly traded companies (the “Spin-Off”). The spun-out company, First Tracks Biotherapeutics, would be a clinical-stage biotechnology company focused on the development and potential commercialization of innovative therapeutics for autoimmune and inflammatory diseases, including ANB033, rosnilimab and ANB101. AnaptysBio would hold and continue to manage the financial collaboration for Jemperli with GSK and for imsidolimab with Vanda, with a focus on protecting and returning value of the royalties to its stockholders. As part of the Spin-Off, AnaptysBio transferred the assets, liabilities and operations of its biopharma development business to First Tracks Biotherapeutics. The Spin-Off was approved by the AnaptysBio board of directors and completed on April 20, 2026.

First Tracks Biotherapeutics’ historical financial statements have been prepared on a standalone basis and are derived from AnaptysBio consolidated financial statements and accounting records. Therefore, these financial statements reflect, in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), First Tracks Biotherapeutics’ financial position, results of operations and cash flows as the business was historically operated as part of AnaptysBio prior to the Spin-Off. They may not be indicative of First Tracks Biotherapeutics’ future performance and do not necessarily reflect what First Tracks Biotherapeutics’ financial position, results of operations and cash flows would have been had First Tracks Biotherapeutics operated as a separate, publicly traded company during the periods presented, particularly because the Company expects that changes will occur in our operating structure and its capitalization as a result of the separation from AnaptysBio. Following the Spin-Off, the financial statements no longer include allocations from AnaptysBio.

First Tracks Biotherapeutics’ statements of operations through the date of the Spin-Off reflect allocations of certain expenses, including research and development expenses and administrative expenses, and allocations of certain assets and liabilities from the consolidated financial statements of AnaptysBio, Inc., as applicable. Management believes these cost allocation methods are reasonable and reflect the services provided to First Tracks Biotherapeutics during the periods presented. The allocations may not, however, be indicative of the actual expenses that would have been incurred had First Tracks Biotherapeutics operated as a standalone public company. Related party cost allocations are further described in Note 5. Related-Party Transactions to the financial statements. First Tracks Biotherapeutics expects to provide some of the services related to these general and administrative functions to AnaptysBio on a transitional basis following the Spin-Off. These services will be provided under the Transition Services Agreement.

We entered into a Separation and Distribution Agreement and a Transition Services Agreement with AnaptysBio to govern the Spin-Off and our relationship with AnaptysBio following the Spin-Off. These agreements will provide for the allocation between First Tracks Biotherapeutics and AnaptysBio of AnaptysBio’s assets, employees, liabilities and obligations (including its property, employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after the Spin-Off and will govern certain relationships between First Tracks Biotherapeutics and AnaptysBio after the Spin-Off.

Private Placement

Certain third-party investors (the “Private Placement Investors”) purchased shares of First Tracks Biotherapeutics common stock from First Tracks Biotherapeutics and EcoR1 Capital Fund Qualified, L.P. (the “Selling Stockholder”) in the private placement that closed on April 20, 2026 (the “Private Placement”). Pursuant to the purchase agreement by and between First Tracks Biotherapeutics, the Selling Stockholder and the Private Placement Investors, First Tracks Biotherapeutics issued and sold an aggregate of 5,791,479 shares of First Tracks Biotherapeutics common stock and the Selling Stockholder sold an aggregate of 4,705,575 shares of First Tracks Biotherapeutics common stock (the “Secondary Shares”) that the Selling Stockholder received in the Spin-Off to the Private Placement Investors in the Private Placement, at a purchase price of $13.81 per share. The aggregate gross proceeds to First Tracks Biotherapeutics from the sale of the Primary Shares were approximately $80 million, before deducting offering expenses. The Private Placement closed immediately after the closing of the Spin-Off. Leerink Partners LLC and Barclays Capital Inc. served as placement agents for the Private Placement and received a placement fee from the Company in connection therewith.

Overview

We are a clinical-stage biotechnology company advancing antibody therapies that modulate immune pathways implicated in autoimmune and inflammatory diseases. Our pipeline includes ANB033, a CD122 antagonist in development for celiac disease and eosinophilic esophagitis; rosnilimab, a pathogenic T cell depleter in development for rheumatoid arthritis; and ANB101, a BDCA2 modulator.

Our Wholly Owned Clinical-Stage Pipeline

Our antibodies are in development to treat autoimmune and inflammatory diseases. We believe these molecules have potential applicability across a broad range of autoimmune and inflammatory diseases, including in gastroenterology, rheumatology, dermatology, respiratory, and other therapeutic areas.

ANB033

ANB033 is an antagonist of CD122, the common beta subunit shared by the IL-15 and IL-2 receptors. IL-15 and IL-2 signaling mediate the proliferation and survival of subsets of CD8+ and CD4+ T cells, NK cells, as well as ILC2s. ANB033 is an antibody designed with an optimal epitope and affinity to CD122 that inhibits IL-15 and IL-2 signaling through both the intermediate affinity IL-2 receptor (comprised of CD122 and the common gamma subunit, CD132) expressed by cytolytic CD8 T cells as well as NK cells and the high affinity IL-2 receptor (comprised of CD122, CD132 and the alpha receptor subunit for IL-2, CD25) expressed by activated CD4 Th1 and Th2 T cells as well as ILC2. Antagonizing CD122 has the potential to achieve and maintain remission of inflammation through the reduction of disease-causing cytolytic CD8 T cell subsets, including intraepithelial lymphocytes (“IELs”), NK cells and reducing inflammatory cytokine secretion by activated CD4+ Th1 and Th2 cells, as well as ILC2 cells.

We announced top-line data from a healthy volunteer Phase 1a trial of ANB033 in October 2025 that demonstrated no safety concerns at any dose and a rapid and sustained PK profile. A total of 80 subjects were enrolled in the randomized, double-blind, placebo-controlled healthy volunteer Phase 1 trial, where SAD cohorts received SC or IV single doses of ANB033 or placebo, while MAD cohorts received four weekly SC doses of ANB033. ANB033 was generally well-tolerated and no SAE discontinuations or dose-limiting toxicities were observed in the study. ANB033 demonstrated an estimated two-to-three week half-life and full receptor occupancy for SC and IV routes of administration. A dose response was observed on relevant PD biomarkers. We observed responsive effects in the peripheral blood with both IV and SC modes of administration. In this trial, treatment with ANB033 resulted in: 1) a 70-75% reduction in CD122-expressing CD8 T cells, which did not result in a meaningful reduction in overall CD8 T cells; 2) elimination of effectively all CD122-expressing NK cells, but the overall NK cell count remained above the levels believed to be needed to maintain immune competency as not all NK cells in humans express CD122 and 3) no observed overall reductions of regulatory T cell counts.

We are conducting a randomized placebo-controlled ~70-patient, global Phase 1b trial cohort of ANB033 in celiac disease (“CeD”). This trial will assess both a cohort of patients with baseline villus height to crypt depth (“Vh:Cd”) ratio greater than 2.0 in a gluten-challenge to assess prevention of further mucosal damage, as well as a cohort of patients with a Vh:Cd ratio less than or equal to 2.5, who will not be subjected to a gluten-challenge, to assess the ability to heal mucosal damage in patients with active symptoms. The cohorts will each be randomized 1:1 between one dose level of subcutaneously administered ANB033 dose and placebo. Key assessments include safety and tolerability, efficacy assessments including the change in Vh:Cd ratio, IEL counts, and PROs, such as the Celiac Disease Symptom Diary (“CDSD”), as well as PK and immunogenicity.

The FDA granted Fast Track designation to ANB033 for the treatment of people with CeD on a gluten-free diet.

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

In February 2025, we announced initial data that was updated in June 2025, from rosnilimab’s randomized, placebo-controlled, global 424-patient, Phase 2b clinical trial for moderate-to-severe rheumatoid arthritis. Patients were randomized to receive either 100mg of subcutaneous rosnilimab every four weeks (“Q4W”), 400mg Q4W, 600mg every two weeks, or placebo.

During the three-month placebo-controlled period, the trial achieved its primary endpoint by observing the reduction of disease activity using the disease activity score, 28 joints (“DAS28”) C-Reactive Protein (“CRP”) score as well as ACR20 response (an accepted Phase 3 registrational endpoint), at Week 12 in all three doses of rosnilimab compared to placebo. Rosnilimab achieved its secondary endpoint by demonstrating statistical significance in at least one dose and numerical superiority at all doses, including once monthly administration, on ACR20, ACR50 and with respect to the clinical disease activity index (“CDAI”) low disease activity (“LDA”) score at Week 12. Specifically, at Week 12, ACR20 achieved statistical significance at 100 mg (p < 0.05), 400 mg (p < 0.01), and 600 mg (p < 0.001); ACR50 achieved statistical significance at 600 mg (p < 0.05); and CDAI LDA achieved statistical significance at 100 mg (p < 0.05) and 400 mg (p < 0.01).

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

We completed an End-of-Phase 2 (“EOP2”) meeting with the FDA in the first quarter of 2026.

A table summarizing the results for primary and secondary endpoints follows:

Efficacy Measure	Placebo	Rosnilimab 100mg Q4W		Rosnilimab 400mg Q4W		Rosnilimab 600mg Q2W
	(N=106)	(N=106)		(N=107)		(N=105)
Primary Endpoint
DAS28-CRP at Week 12
(mean change from baseline)	-1.69	-2.06	**	-2.12	**	-2.06	**
Select Secondary Endpoint^ (% of participants)
ACR20 at Week 12^	52.8	68.9	*	70.1	**	75.2	***
ACR50 at Week 12^	33	44.3		36.4		46.7	*
Week 28	—	45.3		48.6		58.1
ACR70 at Week 12^	17.9	21.7		21.5		21.9
Week 28	—	40.6		36.4		44.8
CDAI ≤10 (LDA) at Week 12^	31.1	46.2	*	49.5	**	38.1
Week 28	—	52.8		54.2		62.9
Select Exploratory Endpoints (Mean Change from Baseline)
DAS28-CRP
Week 28	—	-2.51		-2.51		-2.57
hs-CRP
Week 12	-0.73	-9.67	***	-10.10	***	-7.60	**
Week 28	—	-7.23		-10.55		-5.98
Patient Global Assessment
Week 12	-25.4	-30.1		-30.5		-34.7	**
Week 28	—	-35.9		-38.4		-40.7
HAQ-DI (range 0-3)
Week 12	-0.56	-0.61		-0.59		-0.60
Week 28	—	-0.74		-0.75		-0.78
Pain VAS
Week 12	-29	-32.6		-35.3		-39.7	**
Week 28	—	-40		-44.5		-47.2

A p-value indicates the probability of observing the reported results if there is no difference without treatment (i.e., the null hypothesis is true). Smaller p-values indicate stronger evidence of statistical evidence.

*p<0.05

**p<0.01

***p<0.001

Clinical outcomes were further substantiated by objective translational data. An approximately 50% reduction in the mean CRP from baseline, an objective measure of inflammation, was observed through Week 28 in rosnilimab patients who entered the all-active period. Additionally, translational blood and synovial biopsy biomarker data showed differentiated and consistent immunological impact with on-target pharmacological activity in rosnilimab patients that was not observed on placebo. In blood, rosnilimab demonstrated rapid, deep and sustained reductions of approximately 90% in pathogenic T cells (largely Tph, Tfh and Teff cells), and an increase in total Tregs. Additionally, synovial biopsies of the most impacted joint taken at baseline and after six weeks showed a deep reduction of approximately 90% in pathogenic T cells (largely Tph cells) at the 400mg Q4W and 600mg Q2W doses, showing a dose response relative to the 100mg Q4W dose.

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

We initiated a Phase 1 clinical trial of ANB101 in healthy volunteers in March 2025 and completed the trial in August 2026. ANB101 preclinical data suggests it is a more potent antibody compared to litifilimab with a longer half-life that results in a deeper and more durable PD effect on pDC depletion.

Our Product Candidates

The following table summarizes certain key information about our wholly owned product candidates:

Development Stage and Anticipated Milestones
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

JOBS Act Accounting Election and Smaller Reporting Company Status

We are an emerging growth company (“EGC”). The Jumpstart Our Business Startups Act (the “JOBS Act”) contains provisions that, among other things, reduce certain reporting requirements for an EGC. We have elected to use this extended transition period for complying with certain new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our audited financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. Refer to Note 2 to our financial statements included elsewhere in this Quarterly Report for additional information regarding new or revised accounting pronouncements.

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

Results of Operations—Comparison of the Three and Six Months Ended June 30, 2026 and 2025

Research and Development Expenses

Research and development expenses were $25.6 million during the three months ended June 30, 2026 compared to $39.3 million during the three months ended June 30, 2025, a decrease of $13.7 million. The decrease is primarily attributable to a $11.1 million decrease in clinical and related expenses, and a $2.6 million decrease in salaries and related costs, including stock compensation expense.

Research and development expenses were $59.6 million during the six months ended June 30, 2026 compared to $80.7 million during the six months ended June 30, 2025, a decrease of $21.1 million. The decrease is primarily attributable to a $20.1 million decrease in clinical and related expenses, and a $1.0 million decrease in salaraies and related costs, including stock compensation.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2026	2025	Increase/ (Decrease)	2026	2025	Increase/ (Decrease)
External Costs
ANB033	$8,837	$3,926	$4,911	$18,136	$7,729	$10,407
Rosnilimab	1,217	15,613	(14,396)	5,811	30,639	(24,828)
ANB101	687	2,040	(1,353)	2,171	3,521	(1,350)
ANB032	5	108	(103)	(26)	3,644	(3,670)
Preclinical and other unallocated costs	4,451	4,456	(5)	7,747	8,388	(641)
Total External Costs	$15,197	$26,143	$(10,946)	$33,839	$53,921	$(20,082)
Internal Costs
Salaries and wages	6,280	8,510	(2,230)	16,953	17,758	(805)
Stock compensation	4,085	4,619	(534)	8,631	9,058	(427)
Other internal costs	82	—	82	176	—	176
Total Internal Costs	10,447	13,129	(2,682)	25,760	26,816	(1,056)
Total Costs	$25,644	$39,272	$(13,628)	$59,599	$80,737	$(21,138)

General and Administrative Expenses

General and administrative expenses were $9.3 million during the three months ended June 30, 2026 compared to $6.6 million during the three months ended June 30, 2025, an increase of approximately $2.7 million. The increase is primarily due to a $2.0 million increase in personnel costs, an increase of $1.1 million in stock compensation expense, and a $1.0 million increase in legal expenses, offset by a $1.4 million decrease in other general and administrative expenses.

General and administrative expenses were $28.1 million during the six months ended June 30, 2026 compared to $16.4 million during the six months ended June 30, 2025, an increase of approximately $11.7 million. The increase is primarily due to a $2.6 million increase in personnel costs, an increase of $5.1 million in stock compensation expense, and a $5.0 million increase in legal expenses, offset by a $1.0 million decrease in other general and administrative expenses.

We expect that our general and administrative expenses may increase for the foreseeable future as we incur costs associated with stock compensation expense, legal, auditing and filing fees, additional insurance premiums, investor relations expenses and general compliance and consulting expenses.

Interest Income

Interest income was $1.6 million and $3.5 million during the three months ended June 30, 2026 and 2025, respectively, which primarily related to our short-term and long-term investments. The decrease in interest income is primarily due to the decrease in investment balances, as well as the timing of sales, maturities and purchases of our investments.

Interest income was $3.9 million and $7.6 million during the six months ended June 30, 2026 and 2025, respectively, which primarily related to our short-term and long-term investments. The decrease in interest income is primarily due to the decrease in investment balances, as well as the timing of sales, maturities and purchases of our investments.

Other Expense, Net

Other expense, net was less than $0.1 million during the three and six months ended June 30, 2026 and 2025, respectively.

Liquidity and Capital Resources

Our working capital requirements and capital expenditures have historically been satisfied as part of AnaptysBio’s corporate-wide cash management and centralized funding programs. This arrangement is not reflective of the manner in which we would have financed our operations had we been a standalone public company during the periods presented. Following the Spin-Off, we expect to incur significant expenses and operating losses for the foreseeable future as we continue the clinical development of our programs and our research activities. We have not yet commercialized any products and we do not expect to generate revenue from sales of products in the near future, if at all.

Private Placement

On March 26, 2026, First Tracks Biotherapeutics and EcoR1 Capital Fund Qualified, L.P. (“EcoR1”) entered into a securities purchase agreement (the “Purchase Agreement”) with certain third party investors (collectively, the “Selling Stockholders” and each, a “Selling Stockholder”), pursuant to which, following the closing of the Spin-Off, First Tracks Biotherapeutics issued and sold an aggregate 5,791,479 shares of First Tracks Biotherapeutics common stock (the “Primary Shares”), and EcoR1 sold an aggregate of 4,705,575 shares of First Tracks Biotherapeutics common stock (the “Secondary Shares”) that EcoR1 received in the to the Selling Stockholders, at a purchase price of $13.81 per share (the “Private Placement”). The aggregate gross proceeds to First Tracks Biotherapeutics from the sale of the Primary Shares was approximately $80 million, before deducting offering expenses. First Tracks Biotherapeutics did not receive any proceeds from the sale of the Secondary Shares.

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

Cash and cash equivalents totaled $168.0 million as of June 30, 2026, compared to $311.6 million as of December 31, 2025.

Based on our current plans, we believe that our existing cash, cash equivalents and investments will fund our current operating plan for at least the next 12 months from the issuance of our financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect and we may fail to complete development of one or more of our products. Additionally, the process of testing product candidates in clinical trials and seeking regulatory approval is costly, and the timing of progress and expenses in these trials is uncertain.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$(64,479)	$(83,643)
Investing activities	34,958	51,250
Financing activities	(40,657)	(46,389)
Net decrease in cash and cash equivalents	$(70,178)	$(78,782)

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2026 of $64.5 million was primarily due to our net loss of $83.9 million, adjusted for addbacks for non-cash expenses of $20.3 million, which includes depreciation, stock-based compensation, amortization of operating right-of-use assets, income from marketable securities and net decreases in working capital of $0.9 million.

Net cash used in operating activities during the six months ended June 30, 2025 of $83.6 million was primarily due to our net loss of $89.6 million, adjusted for addbacks for non-cash expenses of $13.3 million, which includes depreciation, stock-based compensation, amortization of operating ROU assets, and income from marketable securities, and net decreases in working capital of $7.3 million.

Investing Activities

Cash provided by investing activities during the six months ended June 30, 2026 of $35.0 million, primarily relates to the sale and maturities of investments.

Cash provided by investing activities during the six months ended June 30, 2025 was $51.3 million, primarily due to the sale and maturities of investments of $228.1 million, offset by the acquisition of investments of $176.8 million.

Financing Activities

The net cash used in financing activities during the six months ended June 30, 2026 was $40.7 million, primarily due to the proceeds from our public offering and the separation from AnaptysBio offset by the net investment by AnaptysBio.

The net cash used in financing activities during the six months ended June 30, 2025 of $46.4 million was due to the net investment by AnaptysBio.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2026, there have been no material changes surrounding our market risk, including interest rate risk, inflation risk, and foreign currency exchange risk from the discussion provided in our amended Form 10 filed with the SEC on March 27, 2026.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. As of June 30, 2026, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment.

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
•
We share some of our directors and executive officers with AnaptysBio. This overlap may give rise to certain conflicts of interest.

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

Further, as a clinical-stage business, we may encounter unforeseen expenses, difficulties, complications, delays, and other known and unknown factors. We will need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

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

For our anti-CD122 antagonist antibody program, our clinical competitors include an anti-CD122 antagonist antibody, FB-102 (Forte Bioscience, acquisition by Argenyx BV expected to close in Q3 2026) in Phase 2a development for the treatment of CeD, Phase 1b development for the treatment of vitiligo, and Phase 1b development for the treatment of alopecia areata, and three anti-IL-15 monoclonal antibodies, GIA632 (Novartis) in Phase 2 development for atopic dermatitis, Phase 2 development for vitiligo, and with proof-of-concept, Phase 1b data for the treatment of CeD and EoE, TEV-53408 (Teva), in Phase 2 development for the treatment of CeD and vitiligo. To date, there are no FDA-approved therapies for the treatment of celiac disease and only one FDA-approved biologic, Dupixent, for the treatment of EoE.

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

We are a clinical-stage biotechnology company with a limited operating history. We have no approved products. Our ability to generate revenue and become profitable depends upon our ability, alone or with any future collaborators, to successfully complete the development of our product candidates for our target indications and to obtain necessary regulatory approvals. Further, following the Spin-Off, we no longer generate revenue from the potential royalty revenue streams held by AnaptysBio (i.e., the financial collaboration for Jemperli with GSK and for imsidolimab with Vanda).

We have incurred, and expect to continue to incur, operating losses. We had a net loss of $33.4 million and $83.9 million for the three and six months ended June 30, 2026, respectively, and a net loss of $42.4 million and $89.6 million for the three and six months ended June 30, 2025, respectively.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with federal and state health care fraud and abuse laws and regulations, to report financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of conduct prior to the closing of the Spin-Off, but it is not always possible to identify and deter employee misconduct. The precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

Risks Related to the Spin-Off

As an independent, publicly traded company, we may not enjoy the same benefits that we did as part of AnaptysBio.

As an independent, publicly traded company, we may become more susceptible to market fluctuations and other adverse events than we would have been if we were still a part of AnaptysBio. As part of AnaptysBio, we were able to enjoy certain benefits from AnaptysBio’s operating diversity, cost of capital and borrowing capacity, and opportunities to pursue integrated strategies with AnaptysBio’s other businesses. As an independent, publicly traded company, we may not have the same benefits. As an independent, publicly traded company, we will need to continue to develop new strategies, and it may be more difficult for us to recruit or retain key personnel.

We have very limited history of operating as a standalone public company, and our historical financial information may not necessarily reflect the results that we would have achieved as a standalone public company or what our results may be in the future.

Prior to the Spin-Off, we operated as part of AnaptysBio. The financial information included in this Quarterly Report through the date of the Spin-Off has been prepared from AnaptysBio’s historical accounting records and is derived from the consolidated financial statements of AnaptysBio to present First Tracks Biotherapeutics as if it had been operating on a standalone basis. Accordingly, this information may not necessarily reflect what our financial condition, results of operations or cash flows would have been had we been a standalone company during the periods presented or what our financial condition, results of operations and cash flows may be in the future, primarily because of the following factors:

•
We entered into a Transition Services Agreement pursuant to which we provide AnaptysBio with certain specified services for a limited time, to ensure an orderly transition following the Spin-Off. The services we provide consist of digital technology, business development, human resources, supply chain, and finance, among others.
•
We entered into agreements and transactions with AnaptysBio that did not exist prior to the Spin-Off, such as our provision of transition and other services to AnaptysBio and have undertaken indemnification obligations, which may cause us to incur new costs.
•
Our working capital requirements and capital expenditures were historically satisfied as part of AnaptysBio’s corporate-wide cash management and centralized funding programs, and our cost of capital may differ significantly from the historical amounts reflected in our historical financial statements.
•
Our business was under common ownership with the other businesses of AnaptysBio, and we benefited from AnaptysBio’s existing collaborations and related royalty revenue streams, from which we no longer benefit.

Certain of our directors and employees may have actual or potential conflicts of interest because of their financial interests in, or because of their previous or continuing positions with, AnaptysBio or other entities with which we have commercial arrangements.

Certain of our executive officers and our directors have continued to serve as executive officers and directors of AnaptysBio following completion of the Spin-Off. In light of the substantial operational, scientific and development demands associated with First Tracks Biotherapeutics as a clinical-stage biotechnology business focused on the development and potential commercialization of innovative therapeutics for autoimmune and inflammatory diseases, including ANB033, rosnilimab and ANB101, we expect that our executive officers will devote a majority of their working time to First Tracks Biotherapeutics. Given their ongoing responsibilities to AnaptysBio, certain of our executive officers are not able to devote their full time, effort and attention exclusively to our company’s affairs. In addition, because of their current positions with AnaptysBio, certain of our executive officers and directors own equity interests in both us and AnaptysBio. Continuing ownership of AnaptysBio shares and equity awards could create, or appear to create, potential conflicts of interest if we and AnaptysBio face decisions that could have implications for both us and AnaptysBio. Potential conflicts of interest could arise in connection with the resolution of any dispute between us and AnaptysBio regarding the terms of the agreements governing the Spin-Off and our relationship with AnaptysBio following the Spin-Off. Potential conflicts of interest may also arise out of any commercial arrangements that we or AnaptysBio may enter into in the future. A dispute regarding a potential or actual conflict of interest involving us and AnaptysBio or any of such other companies could negatively impact our businesses, results of operations, cash flows, and financial condition. In addition, public perception of such an actual or apparent conflict of interest could pose reputational risks and expose us to increased scrutiny from investors and regulators. Although we have policies governing conflicts of interest, including a written Related Party Transaction Policy applicable to our executive officers, directors and nominees for director, they may not sufficiently protect against these risks.

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

In addition, the stock market in general, and the Nasdaq Stock Market LLC (the “Exchange”) and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of shares of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. AnaptysBio has been subject to securities litigation in the past, and any future securities litigation could result in substantial costs and a diversion of our management’s attention and resources. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and adverse impact on the market price of shares of our common stock.

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

We are an “emerging growth company” and will be able to take advantage of reduced disclosure requirements applicable to “emerging growth companies,” which could make shares of our common stock less attractive to investors.

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

As a public company, we will continue to incur significant legal, accounting and other expenses, and these expenses may increase even more after we are no longer an “emerging growth company” or a “smaller reporting company.” We will continue to be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 as well as rules adopted, and to be adopted, by the SEC and the Exchange. Our management and other personnel devote a substantial amount of time to these compliance initiatives. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in general and administrative expenses and a diversion of management’s time and attention. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these and future requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors (“Board”), our Board committees or as executive officers. After we are no longer an “emerging growth company,” and can no longer take advantage of the reporting exemptions available to “emerging growth companies” as discussed above, we expect to incur additional management time and cost to comply with the more stringent reporting requirements applicable to companies that are deemed accelerated filers or large accelerated filers, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing and materiality of such costs.

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

As a public company, we continue to be subject to significant requirements for enhanced financial reporting and internal controls. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environment, and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our financial statements and harm our results of operations. In addition, we will be required, pursuant to Section 404(a) of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the second annual report following the completion of the Spin-Off. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business.

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

If we fail to maintain an effective internal control environment, we could suffer material misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the Exchange, regulatory investigations, civil or criminal sanctions and litigation, any of which would have a material adverse effect on our business, results of operations and financial condition.

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

Our amended and restated certificate of incorporation and bylaws contain provisions that could depress the market price of shares of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions, among other things:

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

Our bylaws, to the fullest extent permitted by law, provide that the Court of Chancery of the State of Delaware is the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our amended and restated certificate of incorporation, or our bylaws; or any action asserting a claim that is governed by the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, or Exchange Act. It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision.

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

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our bylaws provide that the federal district courts of the United States of America are, to the fullest extent permitted by law, the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision, including for all causes of action asserted against any defendant named in such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint, and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying an offering of our securities. Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While federal or other state courts may not follow the holding of the Delaware Supreme Court or may determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court, and our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. In addition, neither the exclusive forum provision nor the Federal Forum Provision applies to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court, and our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2026, none of our directors or officers adopted or terminated any contracts, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, below.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1†‡	Separation and Distribution Agreement, dated as of April 20, 2026, by and between AnaptysBio, Inc. and First Tracks Biotherapeutics, Inc.	8-K	001-43177	2.1	April 20, 2026
10.1†	Transition Services Agreement, dated as of April 20, 2026, by and between AnaptysBio, Inc. and First Tracks Biotherapeutics, Inc.	8-K	001-43177	10.1	April 20, 2026
10.2†‡	Registration Rights Agreement, dated as of April 20, 2026, by and among the Company and the Investors party thereto.	8-K	001-43177	10.2	April 20, 2026
10.3*+	Employment Agreement, effective April 20, 2026, by and between the Registrant and Daniel Faga.	10-Q	001-43177	10.3	May 14, 2026
10.4*+	Employment Agreement, effective April 20, 2026, by and between the Registrant and Paul Lizzul.	10-Q	001-43177	10.4	May 14, 2026
10.5*+	Employment Agreement, effective April 20, 2026, by and between the Registrant and Ajim Tamboli.	10-Q	001-43177	10.5	May 14, 2026
10.6*+	Employment Agreement, effective April 20, 2026, by and between the Registrant and Benjamin Stone.	10-Q	001-43177	10.6	May 14, 2026
10.7†+‡	License Agreement, dated November 24, 2023, by and between the Registrant and Centessa Pharmaceuticals (UK) Limited.	10-Q	001-43177	10.7	May 14, 2026
10.8†+‡	Amendment No. 1 to License Agreement, dated April 9, 2024, by and between the Registrant and Centessa Pharmaceuticals (UK) Limited.	10-Q	001-43177	10.8	May 14, 2026
10.9	Wateridge Sublease Agreement					X
10.10	Form of Indemnity Agreement.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Report Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted in Inline XBRL document and contained in Exhibit 101)

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

First Tracks Biotherapeutics, Inc.

Date: August 12, 2026	By:	/s/ Daniel Faga
Daniel Faga
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Ajim Tamboli
Ajim Tamboli
Chief Financial Officer
(Principal Financial and Accounting Officer)