Form 10-Q
period 2026-09-30
First Tracks Biotherapeutics, Inc.
filed 2026-11-03
CIK 2091349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 29, 2026, there were 42,017,901 shares of the Registrant’s Common Stock outstanding.

First Tracks Biotherapeutics, Inc.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

First Tracks Biotherapeutics, Inc.

Balance Sheets

(in thousands, except share and par value)

(unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$155,627	$238,196
Short-term investments	—	73,442
Prepaid expenses and other current assets	10,095	4,762
Total current assets	165,722	316,400
Property and equipment, net	979	1,370
Operating lease right-of-use assets	3,755	12,519
Other long-term assets	—	256
Total assets	$170,456	$330,545
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,949	$3,111
Accrued expenses	11,723	25,832
Current portion of operating lease liability	2,418	2,080
Total current liabilities	18,090	31,023
Operating lease liability, net of current portion	1,355	12,032
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares outstanding at September 30, 2026	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized and 35,902,449 shares issued and outstanding at September 30, 2026 and 100 shares authorized and no shares issued or outstanding at December 31, 2025	36	—
Additional paid-in capital	206,907	—
Accumulated other comprehensive loss	—	(24)
Accumulated deficit	(55,932)	—
Net former parent investment	—	287,514
Total stockholders’ equity	151,011	287,490
Total liabilities and stockholders’ equity	$170,456	$330,545

See accompanying notes to unaudited financial statements.

First Tracks Biotherapeutics, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	23,846	33,322	83,445	114,059
General and administrative	8,998	11,735	37,147	28,176
Total operating expenses	32,844	45,057	120,592	142,235
Loss from operations	(32,844)	(45,057)	(120,592)	(142,235)
Other income (expense), net:
Interest income	1,495	3,198	5,387	10,755
Other expense, net	(7)	—	(9)	(20)
Total other income (expense), net	1,488	3,198	5,378	10,735
Net loss	(31,356)	(41,859)	(115,214)	(131,500)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	—	53	24	(258)
Comprehensive loss	$(31,356)	$(41,806)	$(115,190)	$(131,758)
Net loss per common share:
Basic and diluted	$(0.88)	$(1.50)	$(3.25)	$(4.52)
Weighted-average number of shares outstanding:
Basic and diluted	35,747	27,833	35,423	29,085

See accompanying notes to unaudited financial statements.

First Tracks Biotherapeutics, Inc.

Statements of Stockholders Equity

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in	Net Former Parent	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Investment	(Loss) Gain	Deficit	Equity
Balance, December 31, 2025	—	$—	$—	$287,514	$(24)	$—	$287,490
Stock-based compensation	—	—	—	11,503	—	—	11,503
Net parent investment	—	—	—	9,077	—	—	9,077
Comprehensive loss, net	—	—	—	—	(122)	—	(122)
Net loss	—	—	—	(50,484)	—	—	(50,484)
Balance, March 31, 2026	—	$—	$—	$257,610	$(146)	$—	$257,464
Issuance of common stock from exercises of options	441	—	2,591	—	—	—	2,591
Issuance of common stock upon vesting of restricted stock units and performance stock units	57	—	—	—	—	—	—
Issuance of common stock in connection with the Spin-Off and reclassification of net parent investment	29,101	29	109,214	(350,284)	—	—	(241,041)
Issuance of common stock, net of $5,309 of transaction costs	5,792	6	74,685	—	—	—	74,691
Stock-based compensation	—	—	6,847	1,472	—	—	8,319
Transfers from former parent	—	—	—	100,000	—	—	100,000
Comprehensive income, net	—	—	—	—	146	—	146
Net loss	—	—	—	(8,798)	—	(24,576)	(33,374)
Balance, June 30, 2026	35,391	$35	$193,337	$—	$—	$(24,576)	$168,796
Issuance of common stock from exercises of options	500	1	4,676	—	—	—	4,677
Issuance of common stock upon vesting of restricted stock units and performance stock units	12	—	—	—	—	—	—
Issuance of common stock transaction costs	—	—	(3)	—	—	—	(3)
Stock-based compensation	—	—	8,897	—	—	—	8,897
Net loss	—	—	—	—	—	(31,356)	(31,356)
Balance, September 30, 2026	35,903	$36	$206,907	$—	$—	$(55,932)	$151,011

	Net Parent	Accumulated Other Comprehensive	Accumulated	Total
	Investment	Gain (Loss)	Deficit	Equity
Balance, December 31, 2024	$391,291	$305	$—	$391,596
Stock-based compensation	7,746	—	—	7,746
Net parent investment	5,716	—	—	5,716
Comprehensive loss, net	—	(144)	—	(144)
Net loss	(47,196)	—	—	(47,196)
Balance, March 31, 2025	$357,557	$161	$—	$357,718
Stock-based compensation	7,656	—	—	7,656
Net parent investment	(52,105)	—	—	(52,105)
Comprehensive loss, net	—	(167)	—	(167)
Net loss	(42,445)	—	—	(42,445)
Balance, June 30, 2025	$270,663	$(6)	$—	$270,657
Stock-based compensation	9,845	—	—	9,845
Net parent investment	(7,056)	—	—	(7,056)
Comprehensive income, net	—	53	—	53
Net loss	(41,859)	—	—	(41,859)
Balance, September 30, 2025	$231,593	$47	$—	$231,640

See accompanying notes to unaudited financial statements.

First Tracks Biotherapeutics, Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(115,214)	$(131,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	322	428
Stock-based compensation	28,719	25,247
Accretion/amortization of investments, net	138	(4,394)
Amortization of right-of-use assets – operating	1,003	1,389
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(11,039)	(898)
Accounts payable and other liabilities	15,526	(3,175)
Operating lease liabilities	(985)	(1,431)
Net cash used in operating activities	(81,530)	(114,334)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	—	(196,411)
Sales and maturities of investments	35,000	351,029
Purchases of property and equipment	(42)	(86)
Net cash provided by investing activities	34,958	154,532
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock in connection with the Spin-Off	109,243	—
Proceeds from public offerings, net of underwriters' fees	75,200	—
Proceeds from the issuance of common stock upon the exercise of stock options	7,268	—
Proceeds from former parent company in connection with the Spin-Off	100,000	—
Payments for offering costs	(512)	—
Net parent investment	(327,196)	(53,445)
Net cash used in financing activities	(35,997)	(53,445)
Net decrease in cash and cash equivalents	(82,569)	(13,247)
Cash and cash equivalents, beginning of period	238,196	123,080
Cash and cash equivalents, end of period	$155,627	$109,833
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash investing and financing activities:
Leased assets obtained in exchange for operating lease liabilities	$4,758	$—
Non-cash transfer of assets and liabilities in connection with the Spin-Off	$14,011	$—

See accompanying notes to unaudited financial statements.

First Tracks Biotherapeutics, Inc.

Notes to Unaudited Financial Statements

1. Description of the Business

Organization

First Tracks Biotherapeutics, Inc. (“First Tracks Biotherapeutics,” “we,” “us,” “our,” or the “Company”) is a clinical-stage biotechnology company advancing antibody therapies that modulate immune pathways implicated in autoimmune and inflammatory diseases. Our pipeline includes ANB033, an investigational CD122 antagonist in development for celiac disease and eosinophilic esophagitis; rosnilimab, a pathogenic T cell depleter in development for rheumatoid arthritis; and ANB101, a BDCA2 modulator.

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

On the Distribution Date, AnaptysBio distributed 29,100,902 shares of First Tracks Biotherapeutics common stock to its stockholders and the Company completed the previously announced private placement contemplated by that certain purchase agreement (the “Purchase Agreement”) by and among the Company, EcoR1 Capital Fund Qualified, L.P. (the “Selling Stockholder”) and certain third party investors (collectively, the “Investors”), pursuant to which the Company agreed to issue and sell an aggregate of 5,791,479 shares of the Company’s common stock (the “Primary Shares”), and the Selling Stockholder agreed to sell an aggregate of 4,705,575 shares of the Company’s common stock (the “Secondary Shares”) that the Selling Stockholder received in the Spin-Off, at a purchase price of $13.81 per share (the “Private Placement”). The aggregate gross proceeds to First Tracks Biotherapeutics from the sale of the Primary Shares were approximately $80 million, before deducting offering expenses. First Tracks Biotherapeutics did not receive any proceeds from the sale of the Secondary Shares.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

We have historically operated as part of AnaptysBio and not as a separate, publicly traded company. For the periods prior to the Spin-Off, the accompanying unaudited financial statements have been derived from AnaptysBio’s historical accounting records of its Biopharma segment (“Biopharma”) and are presented on a carve-out basis. All revenues and costs as well as assets and liabilities directly associated with our business activity are included as a component of the financial statements. The financial statements also include allocations of certain research and development and general and administrative expenses from AnaptysBio’s corporate office and from other AnaptysBio businesses to us and allocations of related assets, liabilities, and accumulated deficit prior to the Spin-Off (“Net former parent investment”) which represents AnaptysBio’s interest in our recorded net assets, as applicable. The allocations have been determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had we been an entity that operated independently of AnaptysBio.

Following the Spin-Off, the financial statements include the accounts of First Tracks Biotherapeutics and no longer include any allocations from AnaptysBio. Accordingly:

•
The Balance Sheet as of September 30, 2026 consists of First Tracks Biotherapeutics’ stand-alone balance sheet, while the Balance Sheet as of December 31, 2025 consists of the carve-out balances of First Tracks Biotherapeutics.
•
The Statements of Operations and Comprehensive Loss for the three months ended September 30, 2026 consists entirely of the stand-alone results of First Tracks Biotherapeutics, and the Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2026 consists of the carve-out results of First Tracks Biotherapeutics for the period from January 1, 2026 through April 19, 2026, and the stand-alone results of First Tracks Biotherapeutics for the period from April 20, 2026 through September 30, 2026. The Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2025 consist of the carve-out results of First Tracks Biotherapeutics.
•
The Statements of Stockholders Equity for the three months ended September 30, 2026 consist entirely of the stand-alone activity of First Tracks Biotherapeutics, and the Statements of Stockholders Equity for the nine months ended September 30, 2026 consist of the carve-out results of First Tracks Biotherapeutics for the period from January 1, 2026 through April 19, 2026, and the stand-alone results of First Tracks Biotherapeutics for the period from April 20, 2026 through September 30, 2026. The Statements of Stockholders Equity for the three and nine months ended September 30, 2025 consist of the carve-out activity of First Tracks Biotherapeutics.
•
The Statement of Cash Flows for the nine months ended September 30, 2026 consists of the carve-out results of First Tracks Biotherapeutics for the period from January 1, 2026 through April 19, 2026, and the stand-alone results of First Tracks Biotherapeutics for the period from April 20, 2026 through September 30, 2026. The Statement of Cash Flows for the nine months ended September 30, 2025 consist of the carve-out results of First Tracks Biotherapeutics.

Prior to the Spin-Off, First Tracks Biotherapeutics was dependent upon AnaptysBio for all of its working capital and financing requirements under AnaptysBio’s centralized approach to cash management and financing of its operations. Because the Company was part of AnaptysBio during the period from January 1, 2026 through April 19, 2026, only cash, cash equivalents, and borrowings clearly associated with First Tracks Biotherapeutics and related to the Spin-Off have been included in these financial statements. Other financial transactions relating to the business operations of the Company during the period January 1, 2026 through April 19, 2026 were accounted for through the Net former parent investment account of the Company.

All transactions between First Tracks Biotherapeutics and AnaptysBio have been included in the accompanying financial statements for the three and nine months ended September 30, 2026 and 2025. Transactions with AnaptysBio are reflected in the accompanying Statements of Stockholders Equity as “Net parent investment” and in the accompanying Balance Sheets within “Net former parent investment.”

All intercompany accounts and transactions between the operations comprising First Tracks Biotherapeutics have been eliminated in the accompanying Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2026 and 2025 and the Balance Sheets as of September 30, 2026 and December 31, 2025.

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted. The accompanying unaudited financial statements include all known adjustments necessary for a fair presentation of the results of interim periods as required by U.S. GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2025 included in our Form 10, which was filed with the SEC on March 27, 2026.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common equivalent shares outstanding for the period, as well as any dilutive effect from outstanding stock options and awards using the treasury stock method. For each period presented, there is no difference in the number of shares used to calculate basic and diluted net loss per share, as we are in a loss position for all periods presented and all shares are anti-dilutive.

The following table sets forth the weighted-average outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Options to purchase common stock	7,060	6,736	7,207	7,619
Stock awards	2,351	39	2,168	983
Total	9,411	6,775	9,375	8,602

Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and may have an impact on our financial statements. Unless otherwise discussed, we believe the impact of any recently issued pronouncements will not have a material impact on our financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the provisions of this guidance and assessing the potential impact on our financial statement disclosures.

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

3. Balance Sheet Accounts and Supplemental Disclosures

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(in thousands)	September 30, 2026	December 31, 2025
Receivable from AnaptysBio	$2,869	$—
Prepaid clinical development	5,215	2,851
Receivable from option exercises	—	29
Other current assets	2,011	1,882
Total prepaid expenses and other current assets	$10,095	$4,762

Property and Equipment, Net

Property and equipment, net consist of the following:

(in thousands)	September 30, 2026	December 31, 2025
Laboratory equipment	$6,765	$6,723
Office furniture and equipment	1,583	1,583
Leasehold improvements(1)	—	203
Property and equipment, gross	8,348	8,509
Less: accumulated depreciation and amortization	(7,369)	(7,139)
Total property and equipment, net	$979	$1,370
(1)
All leasehold improvements remained with AnaptysBio as part of the Spin-Off.

Accrued Expenses

Accrued expenses consist of the following:

(in thousands)	September 30, 2026	December 31, 2025
Accrued compensation and related expenses	$4,137	$10,636
Accrued professional fees and other expenses	1,069	3,156
Accrued research, development and manufacturing expenses	6,517	12,040
Total accrued expenses	$11,723	$25,832

Pursuant to the Separation and Distribution Agreement, all accrued expenses prior to the Spin-Off were retained by AnaptysBio.

4. Collaborative Research and Development Agreements

Centessa

On November 24, 2023, we entered into an exclusive license agreement (as amended, the “Centessa Agreement”) with Centessa Pharmaceuticals (UK) Limited (“Centessa”), pursuant to which we acquired the exclusive global development and commercialization rights to a blood dendritic cell antigen 2 (“BDCA2”) modulator antibody portfolio, including lead asset CBS004 (renamed ANB101), and the related family of antibodies, for the treatment of autoimmune and inflammatory diseases.

In connection with the Centessa Agreement, we paid Centessa an up-front cash payment of $4.0 million and an additional cash payment of $3.0 million as reimbursement to Centessa for manufacturing costs incurred. There were $0.3 million in transaction costs incurred. The total transaction amount of $7.3 million was expensed as in-process research and development and classified as an operating activity in the statement of cash flows. We accounted for the transaction as an asset acquisition as the set of acquired assets did not constitute a business.

Under the terms of the Centessa Agreement, Centessa may be entitled to receive potential future payments of up to $10.0 million upon the achievement of a certain event-based milestone and would be entitled to receive on a product-by-product and country-by-country basis, a royalty of low single digits on annual net sales of any product in the territory in each calendar year. As of

September 30, 2026, achievement of the milestone is not probable and, therefore, we have not recognized a liability for the associated $10.0 million contingent consideration.

Vanda

On January 31, 2025, AnaptysBio entered into an Exclusive License Agreement (the “Vanda License Agreement”) with Vanda Pharmaceuticals, Inc. (“Vanda”) pursuant to which Vanda was granted an exclusive, global license for the development and commercialization of imsidolimab (IL-36R antagonist mAb), which has completed two registration-enabling global Phase 3 trials, GEMINI-1 and GEMINI-2, evaluating the safety and efficacy of imsidolimab in patients with generalized pustular psoriasis (“GPP”). Pursuant to the Separation and Distribution Agreement, any and all rights to receive milestone payments under the Vanda License Agreement were transferred to us.

The following milestones are payable under the Vanda License Agreement:

Milestone Event	Amount	Quarter Recognized
FDA regulatory approval for marketing of first licensed product in the USA for the treatment of active flares in GPP	$5.0M	—
Regulatory approval for marketing of the first licensed product in the EU	$5.0M	—
Commercial sales first exceed $100.0 million	$25.0M	—

Milestones recognized through September 30, 2026	—	—
Milestones that may be recognized in the future	$35.0M	—

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

These allocations are reflected in the statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Research and development	$—	$13,498	$17,166	$40,314
General and administrative	$—	$11,735	$22,520	$28,176
Total allocated operating expenses	$—	$25,233	$39,686	$68,490

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

Net Investment from AnaptysBio

Related party transactions between First Tracks Biotherapeutics and AnaptysBio have been included within net former parent investment in the balance sheet as of December 31, 2025, as these related party transactions were not settled in cash. Net former parent investment, in the balance sheets and statements of equity, represents AnaptysBio’s investment in First Tracks Biotherapeutics, the net effect of transactions with, and allocations from AnaptysBio. The components of net transfers from AnaptysBio and the reconciliation to the corresponding amount presented on the statements of cash flows, for the nine months ended September 30, 2026 and 2025, were as follows:

(in thousands)	2026	2025
Allocations of AnaptysBio's corporate expenses	$9,077	$(53,445)
Non-cash transfer of investments to AnaptysBio	37,986	—
Non-cash transfer of ROU assets to AnaptysBio	12,886	—
Non-cash transfer of lease liabilities to AnaptysBio	(14,112)	—
Non-cash transfer of other current assets to AnaptysBio	6,048	—
Non-cash transfer of accrued liabilities to AnaptysBio	(28,797)	—
Total	$23,088	$(53,445)

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

Level 2—Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

Level 3—Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy:

	Fair Value Measurements at End of Period Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2026
Money market funds(1)	$142,081	$142,081	$—	$—
Mutual funds(1)	12,437	12,437	—	—
At December 31, 2025
Money market funds(1)	$140,380	$140,380	$—	$—
Mutual funds(1)	91,359	91,359	—	—
U.S. Treasury securities(2)	63,268	63,268	—	—
Commercial and corporate obligations(2)	10,174	—	10,174	—

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

Available-for-Sale Investments

We invest our excess cash in agency securities, debt instruments of financial institutions and corporations, commercial obligations, and U.S. Treasury securities, which we classify as available-for-sale investments. These investments are carried at fair value and are included in the tables above. As of September 30, 2026, we did not have any available-for-sale investments by security type, classified in short-term or long-term investments.

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

There were no available-for-sale investments in an unrealized loss position as of September 30, 2026 or December 31, 2025. Accordingly, no allowance for credit losses was recorded.

7. Stockholders’ Equity

Preferred Stock

The Company has authorized up to 10,000,000 shares of preferred stock, $0.001 par value per share, for issuance. There were no preferred shares outstanding as of September 30, 2026.

Common Stock

The Company has authorized up to 500,000,000 shares of common stock, $0.001 par value per share, for issuance. There were 35,902,449 shares of common stock issued and outstanding as of September 30, 2026.

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

8. Equity Incentive Plans

Prior to the Spin-Off, First Tracks Biotherapeutics had no stock-based compensation plans; however, certain of its employees were eligible to participate in AnaptysBio’s 2017 Equity Incentive Plan (the “AnaptysBio Equity Plan”) which provided grants of restricted stock units (“RSUs”) and performance stock units (“PSUs”), stock options, or any other stock-based awards. All grants of stock options, RSUs and PSUs prior to separation were made under the AnaptysBio Equity Plan.

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

Under the First Tracks Equity Plan, 4,169,861 shares (plus the shares subject to substitution awards granted pursuant to the Separation and Distribution Agreement) are reserved for issuance and 347,488 shares are reserved for issuance under the 2026 Employee Stock Purchase Plan. As of September 30, 2026, 2,277,771 shares were available for future issuance under the First Tracks Equity Plan.

Stock Options

Stock options granted to employees and non-employees generally vest over a four-year period while stock options granted to directors generally vest over a one-year period. Each stock option award has a maximum term of 10 years from the date of grant, subject to earlier cancellation prior to vesting upon cessation of service to us. A summary of the activity related to stock option awards during the nine months ended September 30, 2026 is as follows:

	Shares Subject to Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at April 20, 2026(1)	6,641,885	$6.81	7.14	$78,934
Granted	1,310,090	$20.29
Exercises	(940,523)	$7.73
Forfeitures and cancellations	(2,372)	$5.63
Outstanding at September 30, 2026	7,009,080	$9.20	7.54	$184,681
Exercisable at September 30, 2026	3,497,254	$6.56	6.34	$100,994
(1)
As part of the Spin-Off, 6,641,885 substitute options were issued related to options from the AnaptysBio Equity Plan.

Total cash received from the exercise of stock options was approximately $7.3 million during the nine months ended September 30, 2026.

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

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at April 20, 2026(1)	1,514,446	$17.62	1.59	$28,169
Granted	582,000	$20.07
Released	(69,545)	$14.51
Forfeitures and cancellations	—	$—
Outstanding at September 30, 2026	2,026,901	$18.43	1.47	$71,833
RSU expected to vest at September 30, 2026	2,026,901	$18.43	1.47	$71,833
(1)
As part of the Spin-Off, 1,514,446 substitute awards were issued related to awards from the AnaptysBio Equity Plan.

Performance Stock Units

A PSU represents one equivalent share of our common stock to be issued after achievement of the performance metrics specified in the grant. The following table presents a summary of activity with respect to our PSUs:

	Number of Performance Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Outstanding at April 20, 2026(1)	1,109,394	$6.07	2.22
Granted	—	$—
Released	—	$—
Forfeitures	—	$—
Outstanding at September 30, 2026	1,109,394	$6.07	1.30
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

Nine Months Ended September 30,
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

Stock-Based Compensation Expense

We recognize stock-based compensation expense for awards issued to employees and non-employees over the requisite service period based on the estimated grant-date fair value of such awards. The estimated fair values of stock option awards granted were determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2026	2025
Risk-free interest rate	4.3%	4.5%
Expected volatility	83.7%	81.8%
Expected dividend yield	—	—
Expected term (in years)	6.73	6.35
Weighted average grant date fair value per share	$15.43	$10.98

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

Stock-based compensation expense under the AnaptysBio Equity Plan allocated to us and included within our statements of operations consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Research and development	$—	$4,712	$5,280	$13,770
General and administrative	—	5,133	7,695	11,477
Total	$—	$9,845	$12,975	$25,247

Stock-based compensation expense under the First Tracks Equity Plan that was recognized in the statements of operations and comprehensive loss is as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2026	2026
Research and development	$4,956	$8,552
General and administrative	3,941	7,192
Total	$8,897	$15,744

At September 30, 2026, there was $44.6 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a remaining weighted average vesting period of 2.71 years, $31.0 million of unrecognized cost related to unvested RSU awards, which is expected to be recognized over a period of 2.49 years, and $2.5 million of unrecognized cost related to unvested PSU awards, which is expected to be recognized over a period of 1.30 years.

9. Commitments and Contingencies

Operating Leases

On June 15, 2026, we entered into a Sublease Agreement with AnaptysBio (the “Sublease Agreement”), with respect to facilities in the building at 10770 Wateridge Circle, San Diego, California 92121. Under the Sublease Agreement, we agreed to sublease approximately 45,000 square feet of space for a term of 24 months, beginning on April 20, 2026.

Under the Sublease Agreement, the monthly base rent is initially $4.87 per rentable square foot and is increased by 3% annually. We are also responsible for our pro rata share of real estate taxes, building insurance, maintenance, direct expenses, and utilities. The terms of the Sublease Agreement do not provide us with an option to extend the term of the lease, but do provide us with an option to terminate the lease early on December 31, 2027, by delivery of written notice provided at least six months in advance. The exercise of this option is at our sole discretion, which we do not anticipate exercising at this time. Upon lease commencement, on April 20, 2026, we recognized a right of use (“ROU”) asset and a corresponding lease liability on the balance sheet. There were no lease incentives, prepayments or direct costs as part of the Sublease Agreement.

Our lease payments are fixed, and we recognize lease expense for leases on a straight-line basis over the lease term. Operating lease ROU assets and lease liabilities are recorded based on the present value of the future minimum lease payments over the lease term at commencement date. As our lease does not provide an implicit rate, we used our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. The weighted-average discount rate used was 9.5% and the weighted-average remaining lease term as of September 30, 2026 is approximately 1.5 years.

The following non-cancellable office lease costs are included in our statements of cash flows (in thousands):

		Nine Months Ended September 30,
Leases	Classification on the Cash Flow	2026	2025
Operating lease cost	Operating	$1,192	$—
Cash paid for amounts included in the measurement of lease liabilities	Operating	1,175	—

At September 30, 2026, the future minimum annual obligations for the Company’s operating lease liabilities are as follows:

Years Ending December 31, (in thousands)
2026	$658
2027	2,685
2028	708
Total minimum payments required	$4,051
Less: imputed interest	(278)
Total	$3,773

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

The following table is a summary of segment loss and our significant expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
External R&D
ANB033	9,158	7,519	27,294	15,248
ANB101	170	1,784	2,341	5,305
Rosnilimab	(12)	7,070	5,800	37,709
Preclinical, discontinued programs and other unallocated costs	2,932	3,451	10,652	15,483
Total External R&D(1)	12,248	19,824	46,087	73,745
Total Internal R&D(2)	11,598	13,498	37,358	40,314
Total R&D	23,846	33,322	83,445	114,059

External G&A(3)	1,495	2,941	9,757	8,242
Internal G&A(2)	7,503	8,794	27,390	19,934
Total G&A	8,998	11,735	37,147	28,176
Total operating expenses	32,844	45,057	120,592	142,235
Loss from operations	(32,844)	(45,057)	(120,592)	(142,235)

Interest income	1,495	3,198	5,387	10,755
Other expense, net	(7)	—	(9)	(20)
Total other income, net	1,488	3,198	5,378	10,735

Segment net loss	$(31,356)	$(41,859)	$(115,214)	$(131,500)

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

11. Subsequent Events

October 2026 Private Placement

On October 15, 2026, we entered into a securities purchase agreement (the “October 2026 Purchase Agreement”) with certain investors (the “October 2026 Investors”), pursuant to which we agreed to issue and sell an aggregate of 6,106,870 shares of our common stock (the “Offered Securities”) to the October 2026 Investors, at a purchase price of $32.75 per share (the “October 2026 Private Placement”). The aggregate gross proceeds to us from the sale of the Offered Securities were approximately $200 million, before deducting placement agent fees and other offering expenses.

The October 2026 Purchase Agreement contains customary representations, warranties and agreements by the Company, customary indemnification obligations of the Company to the Investors and other obligations of the parties.

The October 2026 Private Placement closed on October 19, 2026 (the “Closing Date”). At the closing of the October 2026 Private Placement, we entered into a registration rights agreement (the “Registration Rights Agreement”) with the October 2026 Investors. Pursuant to the Registration Rights Agreement, we are required to file or confidentially submit a registration statement with the SEC covering the resale by the October 2026 Investors of the Offered Securities as promptly as reasonably practicable, and in any event no later than 30 days following the Closing Date. The Company filed such resale registration statement on October 26, 2026.

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

Unless the context indicates otherwise, as used in this Quarterly Report, when we refer to “we,” “us,” “our,” or the “Company,” we refer to First Tracks Biotherapeutics following the Spin-Off and the combined company with AnaptysBio prior to the Spin-Off. First Tracks Biotherapeutics is our common law trademark. This Quarterly Report contains additional trade names, trademarks, and service marks of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited financial statements and related notes for the three and nine months ended September 30, 2026, included in Part I, Item 1 of this Quarterly Report and with our audited combined financial statements and related notes thereto for the year ended December 31, 2025 included in our Form 10, as amended, which was declared effective by the Securities and Exchange Commission on April 1, 2026. This discussion and other sections of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included in Part II, Item 1A of this Quarterly Report. You should also carefully read “Special Note Regarding Forward-Looking Statements,”

Overview

We are a clinical-stage biotechnology company advancing antibody therapies that modulate immune pathways implicated in autoimmune and inflammatory diseases. Our pipeline includes ANB033, a CD122 antagonist in development for celiac disease and eosinophilic esophagitis; rosnilimab, a pathogenic T cell depleter in development for rheumatoid arthritis; and ANB101, a BDCA2 modulator.

Our Current Clinical-Stage Pipeline

Our antibodies are in development to treat autoimmune and inflammatory diseases. We believe these molecules have potential applicability across a broad range of autoimmune and inflammatory diseases, including in gastroenterology, rheumatology, dermatology, respiratory, and other therapeutic areas.

ANB033

ANB033, a subcutaneously administered CD122 antagonist, is designed to inhibit the signaling of both IL-15 and IL-2 on immune cells. IL-15 and IL-2 signaling mediate the proliferation and survival of subsets of CD8+ and CD4+ T cells, NK cells, as well as ILC2s. ANB033 is an antibody designed to bind an epitope of CD122 with an affinity that inhibits IL-15 and IL-2 signaling through both the intermediate affinity IL-2 receptor (comprised of CD122 and the common gamma subunit, CD132) expressed by cytolytic CD8 T cells as well as NK cells and the high affinity IL-2 receptor (comprised of CD122, CD132 and the alpha receptor subunit for IL-2, CD25) expressed by activated CD4 Th1 and Th2 T cells as well as ILC2. Antagonizing CD122 is intended to reduce inflammation through the reduction of disease-causing cytolytic CD8 T cell subsets, including intraepithelial lymphocytes (“IELs”), NK cells and reducing inflammatory cytokine secretion by activated CD4+ Th1 and Th2 cells, as well as ILC2 cells.

We announced top-line data from a healthy volunteer Phase 1a trial of ANB033 in October 2025 in which no dose-limiting toxicities were observed at any dose tested. A total of 80 subjects were enrolled in the randomized, double-blind, placebo-controlled healthy volunteer Phase 1 trial, where single ascending dose (“SAD”) cohorts received subcutaneous (“SC”) or intravenous (“IV”) single doses of ANB033 or placebo, while multiple ascending dose (“MAD”) cohorts received four weekly SC doses of ANB033. No serious adverse event discontinuations were observed in the trial. ANB033 demonstrated an estimated two-to-three week half-life and full receptor occupancy for SC and IV routes of administration. A dose response was observed on relevant PD biomarkers. We observed a 70-75% reduction in CD122-expressing CD8 T cells and a 94-98% in CD122-expressing NK cells with both IV and SC modes of administration. Importantly, not all NK cells in humans express CD122. No overall reductions were observed on regulatory T cell counts in the peripheral blood.

On October 12, 2026, we announced top-line results from Cohort 1 (gluten challenge) of ANB033’s Phase 1b trial in celiac disease. Cohort 1 evaluated 32 patients (17 on ANB033 and 15 on placebo) who completed dosing and the gluten challenge at Week 6. Patients received three subcutaneously administered loading doses of ANB033 or placebo at Week 0, Week 2, and Week 4, followed by a 14-day gluten challenge (6g daily, the equivalent of approximately two slices of bread, administered by two gluten cookies).

ANB033 demonstrated a statistically significant difference compared to placebo across key histologic endpoints, including least squares (“LS”) mean change in villus height-to-crypt depth (“Vh:Cd”) ratio and intraepithelial lymphocyte (“IEL”) density, as well as symptom endpoints using the Celiac Disease Symptom Diary (“CDSD”). Specifically, ANB033 achieved an LS mean change from baseline in Vh:Cd ratio of -0.17 on ANB033 vs. -0.66 on placebo, a +0.49 placebo-adjusted delta (p=0.009), and an LS mean change from baseline in IEL density of -1.20 on ANB033 vs. +18.83 on placebo, a -20.03 placebo-adjusted delta (p<0.001).

In addition, patients receiving ANB033 reported lower CDSD scores than patients receiving placebo, with a statistically significant difference beginning on the first day. Using the CDSD, symptoms were assessed daily through the entire 14-day gluten challenge. The CDSD is a validated, patient-reported outcome measure that assesses the frequency and severity of five key celiac disease symptoms which are abdominal pain, bloating, nausea, diarrhea and tiredness. Placebo patients reported an increase in symptoms during the gluten challenge, while CDSD scores for patients receiving ANB033 remained lower than placebo throughout the 14-day gluten challenge. Approximately 47% of placebo patients and 6% of ANB033 patients took permitted medications to mitigate their GI symptoms. Additionally, patients administered ANB033 reported lower moderate-to-severe symptoms on ANB033 vs. placebo, a statistically significant difference from the first day through the twelfth day.

In Cohort 1, no serious adverse events, no severe adverse events and no adverse events leading to discontinuation were reported in patients receiving ANB033.

Cohort 2 of this randomized, placebo-controlled Phase 1b trial in celiac disease is assessing mucosal healing in patients with a broad range of histologic and symptom severity through 12 weeks. These patients have a Vh:Cd ratio less than or equal to 2.5 and will not be subjected to a gluten-challenge. Participants are randomized 1:1 between one dose level of subcutaneously administered ANB033 and placebo.

The FDA has granted Fast Track designation to ANB033 for the treatment of people with celiac disease on a gluten-free diet.

We are also conducting a randomized placebo-controlled 50-patient, global Phase 1b trial cohort of ANB033 in eosinophilic esophagitis. This trial will enroll adults who have histologic evidence of eosinophilic esophagitis with a peak eosinophil count of at least 15 per high-power field (“hpf”) at the screening endoscopy and with symptomatic dysphagia. Eosinophils are a type of white blood cell that fights infections, particularly parasites, and triggers inflammation in allergic reactions. A count of at least 15 eosinophils per hpf in esophageal biopsy specimens is the diagnostic threshold for eosinophilic esophagitis. Key assessments include safety and tolerability, efficacy assessments including the Dysphagia Symptom Questionnaire (“DSQ”), a patient-reported outcome measure of the frequency and severity of swallowing difficulties primarily validated for eosinophilic esophagitis in individuals aged 11 to 40, and peak eosinophils per hpf, as well as PK and immunogenicity.

Additionally, we plan to initiate Phase 2 development for ANB033 in vitiligo and one additional indication.

Rosnilimab

Rosnilimab is an IgG1 antibody that directly targets pathogenic T cells, such as activated Tph/Tfh and T effector cells, in the periphery or inflamed tissue. These T cells, when activated, proliferate and migrate, and secrete the inflammatory cytokines that are the drivers of autoimmune and inflammatory diseases. Rosnilimab is designed to selectively deplete pathogenic T cells in both inflamed tissue and the periphery while sparing non-pathogenic T cells, including naïve T cells, to preserve overall immune function and restore immune homeostasis. This drives specific immunological outcomes, such as a reduction in T cell proliferation, migration and cytokine secretion, and a reduction of plasma cell generation and autoantibody levels. We announced top-line data from a healthy volunteer Phase 1 trial of rosnilimab in November 2021 that supported advancement of rosnilimab into subsequent patient trials. A total of 144 subjects were enrolled in the randomized, double-blind, placebo-controlled healthy volunteer Phase 1 trial, where SAD cohorts received SC or IV single doses of rosnilimab up to 600mg or placebo, while MAD cohorts received four weekly subcutaneous doses of rosnilimab ranging up to 400mg or placebo. Rosnilimab was generally well-tolerated and no dose-limiting toxicities were observed. Rosnilimab demonstrated a sustained systemic exposure and dose-proportionality with an estimated two-week half-life for subcutaneous and IV routes of administration.

In February 2025, we announced initial data that was updated in June 2025, from rosnilimab’s randomized, placebo-controlled, global 424-patient, Phase 2b clinical trial for moderate-to-severe rheumatoid arthritis. Patients were randomized to receive either 100mg of subcutaneous rosnilimab every four weeks (Q4W), 400mg Q4W, 600mg every two weeks, or placebo.

During the three-month placebo-controlled period, the trial achieved its primary endpoint as measured by the reduction in disease activity using the disease activity score in 28 joints with C-reactive protein (“DAS28-CRP”) as well as ACR20 response (an accepted Phase 3 registrational endpoint), at Week 12 in all three doses of rosnilimab compared to placebo. The DAS28-CRP is a validated composite measure of rheumatoid arthritis disease activity that combines the 28-joint tender and swollen joint counts, a blood marker of inflammation (C-reactive protein, or “CRP”) and a patient global assessment. Scores range from 0 to 9.4, with lower scores reflecting less disease activity. A reduction of approximately 1.2 points or more is typically considered clinically meaningful, and remission is defined as a score below 2.6. ACR20, ACR50 and ACR70 are response criteria that measure whether a patient has achieved at least a 20%, 50% or 70% improvement, respectively, in tender and swollen joint counts and in at least three of five additional measures: patient global assessment, physician global assessment, patient assessment of pain, physical function and an inflammation marker. A higher response rate indicates that a greater proportion of patients achieved that level of improvement.

Rosnilimab achieved its secondary endpoint by demonstrating statistical significance in at least one dose and numerical superiority at all doses, including once monthly administration, on ACR20, ACR50 and with respect to the clinical disease activity index (“CDAI”) low disease activity (“LDA”) score at Week 12. The CDAI is a validated measure of rheumatoid arthritis disease activity based solely on clinical assessment. It is the sum of the 28-joint tender and swollen joint counts and the patient’s and physician’s global assessments of disease activity, and ranges from 0 to 76, with lower scores indicating less disease activity. A CDAI score of 2.9 to 10 indicates LDA. Specifically, at Week 12, ACR20 achieved statistical significance at 100 mg (p < 0.05), 400 mg (p < 0.01), and 600 mg (p < 0.001); ACR50 achieved statistical significance at 600 mg (p < 0.05); and CDAI LDA achieved statistical significance at 100 mg (p < 0.05) and 400 mg (p < 0.01).

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

A p-value indicates the probability of observing the reported results if there is no difference without treatment (i.e., the null hypothesis is true). Smaller p-values indicate stronger statistical evidence.

*p<0.05

**p<0.01

***p<0.001

^ Responder endpoints analyzed using non-responder imputation (NRI) in the intent-to-treat (ITT) population.

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

Consistent with prior rosnilimab studies, all rosnilimab doses through end-of-trial follow-up at Week 38 demonstrated no treatment-related serious adverse events (“SAEs”), malignancies, anaphylaxis or systemic hypersensitivity, and a low incidence of injection site reactions. Most adverse events (“AEs”) were mild to moderate in severity. Less than 2% of patients in the trial discontinued rosnilimab due to an AE, including only one patient after three months for a moderate headache treated with over-the-counter pain medication. Non-treatment related SAEs observed were consistent with known RA patient history and comorbidities.

ANB101

ANB101 is a BDCA2 modulator antibody that targets plasmacytoid dendritic cells (“pDCs”) and inhibits interferon secretion and modulates antigen presentation for the treatment of autoimmune and inflammatory diseases. BDCA2 is a molecule specifically expressed on pDCs, a class of immune cells which, while found in relatively small numbers in healthy individuals, are enriched in patients with a variety of inflammatory diseases, that is critical to the regulation of toll-like receptor signaling and interferon secretion. pDCs are a key upstream node in the inflammatory cascade that serve as a bridge between innate and adaptive immunity. They have been shown to be prolific secretors of type I interferons, which drive activation of a variety of downstream cell types including T cells and monocytes. Together with their ability to present antigens to the adaptive immune system, this creates a pro-inflammatory environment for the establishment and perpetuation of autoimmune pathology. BDCA2 has been implicated in the pathophysiology of systemic lupus erythematosus (“SLE”), where there exists mechanistic clinical proof of concept for pDC modulation.

We initiated a Phase 1 clinical trial of ANB101 in healthy volunteers in March 2025 and completed the trial in August 2026. ANB101 preclinical data suggests it is a more potent antibody compared to litifilimab with a longer half-life that results in a deeper and more durable PD effect on pDC depletion.

Our Product Candidates

The following table summarizes certain key information about our current product candidates:

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

JOBS Act Accounting Election and Smaller Reporting Company Status

We are an emerging growth company (“EGC”). The Jumpstart Our Business Startups Act (the “JOBS Act”) contains provisions that, among other things, reduce certain reporting requirements for an EGC. We have elected to use the extended transition period for complying with certain new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. Refer to Note 2 to our financial statements included elsewhere in this Quarterly Report for additional information regarding new or revised accounting pronouncements.

We intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”); (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies; (iii) comply with certain types of new requirements adopted by the Public Company Accounting Oversight Board; and (iv) disclose certain executive compensation-related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. We may remain an “emerging growth company” until the last day of the fiscal year following the fifth anniversary of the completion of the Spin-Off. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenue equals or exceeds $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an “emerging growth company” prior to the end of such five-year period.

We are also a “smaller reporting company,” as defined by applicable rules of the SEC. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We intend to take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as the market value of our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and shares of our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Results of Operations—Comparison of the Three and Nine Months Ended September 30, 2026 and 2025

Research and Development Expenses

Research and development expenses were $23.8 million during the three months ended September 30, 2026 compared to $33.3 million during the three months ended September 30, 2025, a decrease of $9.5 million. The decrease is primarily attributable to a $6.6 million decrease in clinical and related expenses, a $1.9 million decrease in salaries and related costs including stock compensation expense and a $1.0 million decrease in other research and development related costs.

Research and development expenses were $83.4 million during the nine months ended September 30, 2026 compared to $114.1 million during the nine months ended September 30, 2025, a decrease of $30.7 million. The decrease is primarily attributable to a $24.2 million decrease in clinical and related expenses, and a $3.8 million decrease in salaries and related costs, including stock compensation and a $2.7 million decrease in other research and development related costs.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2026	2025	Increase/ (Decrease)	2026	2025	Increase/ (Decrease)
External Costs
ANB033	$9,158	$7,519	$1,639	$27,294	$15,248	$12,046
ANB101	170	1,784	(1,614)	2,341	5,305	(2,964)
Rosnilimab	(12)	7,070	(7,082)	5,800	37,709	(31,909)
Preclinical, discontinued programs and other unallocated costs	2,932	3,451	(519)	10,652	15,483	(4,831)
Total External Costs	$12,248	$19,824	$(7,576)	$46,087	$73,745	$(27,658)
Internal Costs
Salaries and wages	6,442	8,787	(2,345)	23,395	26,545	(3,150)
Stock compensation	4,956	4,711	245	13,587	13,769	(182)
Other internal costs	200	—	200	376	—	376
Total Internal Costs	11,598	13,498	(1,900)	37,358	40,314	(2,956)
Total Costs	$23,846	$33,322	$(9,476)	$83,445	$114,059	$(30,614)

General and Administrative Expenses

General and administrative expenses were $9.0 million during the three months ended September 30, 2026 compared to $11.7 million during the three months ended September 30, 2025, a decrease of approximately $2.7 million. The decrease is primarily due to a $1.4 million decrease in stock compensation expense, a $0.4 million decrease in market research costs, a $0.2 million decrease in personnel costs and a $0.7 million net decrease in other general and administrative expenses.

General and administrative expenses were $37.1 million during the nine months ended September 30, 2026 compared to $28.2 million during the nine months ended September 30, 2025, an increase of approximately $8.9 million. The increase is primarily due to an increase of $3.7 million in stock compensation expense, a $2.3 million increase in personnel costs, and a $5.0 million increase in legal expenses, partially offset by a $1.7 million decrease in other general and administrative expenses, a $0.2 million decrease in market research costs, and $0.2 million decrease in insurance costs.

We expect that our general and administrative expenses may increase for the foreseeable future as we incur costs associated with stock compensation expense, legal, auditing and filing fees, additional insurance premiums, investor relations expenses and general compliance and consulting expenses.

Interest Income

Interest income was $1.5 million and $3.2 million during the three months ended September 30, 2026 and 2025, respectively, which primarily related to our short-term and long-term investments. The decrease in interest income is primarily due to the decrease in investment balances, as well as the timing of sales, maturities and purchases of our investments.

Interest income was $5.4 million and $10.8 million during the nine months ended September 30, 2026 and 2025, respectively, which primarily related to our short-term and long-term investments. The decrease in interest income is primarily due to the decrease in investment balances, as well as the timing of sales, maturities and purchases of our investments.

Other Expense, Net

Other expense, net was insignificant during the three and nine months ended September 30, 2026 and 2025, respectively.

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

Private Placement

On October 15, 2026, we entered into a securities purchase agreement (the “October 2026 Purchase Agreement”) with certain third party investors (collectively, the “October 2026 Investors”), pursuant to which we agreed to issue and sell an aggregate of 6,106,870 shares of our common stock (the “Offered Securities”) to the October 2026 Investors, at a purchase price of $32.75 per share (the “October 2026 Private Placement”). The aggregate gross proceeds to us from the sale of the Offered Securities were approximately $200 million, before deducting placement agent fees and other offering expenses. The October 2026 Purchase Agreement contains customary representations, warranties and agreements by the Company, customary indemnification obligations of the Company to the Investors and other obligations of the parties. The October 2026 Private Placement closed on October 19, 2026. At the closing of the October 2026 Private Placement, we entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors. Pursuant to the Registration Rights Agreement, we are required to file or confidentially submit a registration statement with the SEC covering the resale by the Investors of the Shares as promptly as reasonably practicable, and in any event no later than 30 days following the Closing Date. The Company filed such resale registration statement on October 26, 2026.

On March 26, 2026, First Tracks Biotherapeutics and EcoR1 Capital Fund Qualified, L.P. (“EcoR1”) entered into a securities purchase agreement (the “Purchase Agreement”) with the Private Placement Investors, pursuant to which, following the closing of the Spin-Off, we issued and sold an aggregate 5,791,479 shares of our common stock (the “Primary Shares”), and EcoR1 sold an aggregate of 4,705,575 shares of our common stock (the “Secondary Shares”) that EcoR1 received in the Spin-Off to the Private Placement Investors, at a purchase price of $13.81 per share (the “Private Placement”). The aggregate gross proceeds to us from the sale of the Primary Shares were approximately $80 million, before deducting offering expenses. We did not receive any proceeds from the sale of the Secondary Shares.

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

Cash and cash equivalents totaled $155.6 million as of September 30, 2026, compared to $311.6 million as of December 31, 2025.

Based on our current plans, we believe that our existing cash, cash equivalents and investments will fund our current operating plan for at least the next 12 months from the issuance of our financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect and we may fail to complete development of one or more of our product candidates. Additionally, the process of testing product candidates in clinical trials and seeking regulatory approval is costly, and the timing of progress and expenses in these trials is uncertain.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$(81,530)	$(114,334)
Investing activities	34,958	154,532
Financing activities	(35,997)	(53,445)
Net decrease in cash and cash equivalents	$(82,569)	$(13,247)

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2026 of $81.5 million was primarily due to our net loss of $115.2 million, adjusted for addbacks for non-cash expenses of $30.2 million, which includes depreciation, stock-based compensation, amortization of operating right-of-use assets, income from marketable securities and net increases in working capital of $3.5 million.

Net cash used in operating activities during the nine months ended September 30, 2025 of $114.3 million was primarily due to our net loss of $131.5 million, adjusted for addbacks for non-cash expenses of $22.7 million, which includes depreciation, stock-based compensation, amortization of operating ROU assets, and income from marketable securities, and net decreases in working capital of $5.5 million.

Investing Activities

Cash provided by investing activities during the nine months ended September 30, 2026 of $35.0 million, primarily relates to the sale and maturities of investments.

Cash provided by investing activities during the nine months ended September 30, 2025 was $154.5 million, due to the sale and maturities of investments of $351.0 million offset by the acquisition of investments of $196.4 million and $0.1 million in purchases of property and equipment.

Financing Activities

The net cash used in financing activities during the nine months ended September 30, 2026 was $36.0 million, due to $327.2 net investment by AnaptysBio and $0.5 million in offering costs, offset by proceeds from issuance of common stock in connection with the Spin-Off of $109.2 million, proceeds from AnaptysBio in connection with the Spin-Off of $100.0 million, proceeds from public offerings of $75.2 million and proceeds from the issuance of common stock upon the exercise of stock options of $7.3 million.

The net cash used in financing activities during the nine months ended September 30, 2025 of $53.4 million was due to the net investment by AnaptysBio.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2026, there have been no material changes surrounding our market risk, including interest rate risk, inflation risk, and foreign currency exchange risk from the discussion provided in our amended Form 10 filed with the SEC on March 27, 2026.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. As of September 30, 2026, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may be involved in legal proceedings arising in the ordinary course of our business. We investigate these claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm, and other factors.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. These disclosures reflect our beliefs and opinions as to factors that could materially and adversely affect our securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing of such events or a representation as to whether or not such factors or similar events have occurred in the past or their likelihood of occurring in the future. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment.

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

We are developing therapeutic antibodies, including our product candidates. However, all product candidates are in various stages of development, and, for a wide variety of reasons discussed below, may fail in development or suffer delays that adversely affect their commercial viability.

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

Some patients in our clinical trials have experienced adverse events, including SAEs. Subjects in our ongoing and planned clinical trials may in the future suffer significant adverse events or other side effects not observed in our preclinical studies or in our Phase 1, Phase 2 or Phase 3 clinical trials. The observed potency and kinetics of our product candidates in preclinical studies may not be observed in human clinical trials. We have tested the dosing frequency and route of administration of our product candidates in preclinical studies, which will inform our dosing strategy for future clinical trials, however, such dose and route of administration may not result in sufficient exposure or pharmacological effect in humans and may lead to unforeseen toxicity not previously observed in preclinical testing. If preclinical studies of our product candidates fail to provide preliminary evidence of safety to the satisfaction of regulatory authorities or do not otherwise produce satisfactory results, we may incur additional costs or experience delays in initiating and/or advancing the development and commercialization of our product candidates. Further, if clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we or any future collaborators may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

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
•
delays in reaching or failure to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites and CROs or failure by such CROs or trial sites to carry out the clinical trial in accordance with our agreed-upon terms;

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

Disruptions at the FDA and other government agencies, including as a result of workforce reductions, leadership changes or government shutdowns, could negatively affect the review of our regulatory submissions, which could negatively impact our business.

The ability of the FDA to review and approve regulatory submissions can be affected by a variety of factors, including statutory, regulatory and policy changes, inadequate government budget funding levels, a reduction in the FDA’s workforce and its ability to hire and retain key personnel, disruptions caused by government shutdowns and public health crises. There have been layoffs of federal employees since January 2025, the full impact of which is unclear at this time. For example, in 2025, HHS implemented significant workforce reductions affecting the FDA, and the U.S. federal government experienced a shutdown during which the FDA was unable to accept certain new applications requiring payment of user fees and suspended certain other activities. In addition, there have been, and may continue to be, significant changes in the leadership of the FDA and other U.S. federal regulatory agencies, which have created uncertainty around the funding, functioning and policy priorities of those agencies. Such disruptions could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, including any IND amendments or meeting requests, and to hold meetings or conduct inspections, and could limit the practical benefits of the Fast Track designation granted to ANB033, any of which could have a material adverse effect on our business.

Even if our product candidates receive regulatory approval, they will be subject to significant post-marketing regulatory requirements.

Any regulatory approvals that we or any future collaborators may receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a risk evaluation and mitigation strategy in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or foreign regulatory authorities approve our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with the FDA’s current Good Manufacturing Practices (“cGMP”) regulations, which require systems that assure the proper design, monitoring and control of manufacturing processes and facilities, as well as good clinical practices for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. If we, any future collaborators or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us or any future collaborators, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA and foreign regulatory requirements may, either before or after product approval, if any, subject our company or any future collaborators to administrative or judicially imposed sanctions, including:

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

Our operations to date have been largely limited to financing and staffing our company, and developing our product candidates. We have only very limited experience conducting pivotal Phase 3 clinical trials and have not had previous experience commercializing product candidates, including submitting a BLA to the FDA. In part because of this lack of experience, we cannot be certain that planned clinical trials will begin or be completed on time, if at all, that our planned development programs would be acceptable to the FDA or other regulatory authorities, or that, if approval is obtained, such product candidates can be successfully commercialized. Clinical trials and commercializing our product candidates will require significant additional financial and management resources, and reliance on third-party clinical investigators, CROs, consultants or collaborators. Relying on third-party clinical investigators, third-party manufacturing, CROs or collaborators may result in delays that are outside of our control.

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

For our anti-CD122 antagonist antibody program, our clinical competitors include an anti-CD122 antagonist antibody, FB-102 (argenx SE, which acquired Forte Biosciences, Inc. in August 2026) in Phase 2a development for the treatment of celiac disease, Phase 1b development for the treatment of vitiligo, and Phase 1b development for the treatment of alopecia areata, and two anti-IL-15 monoclonal antibodies, GIA632 (Novartis) in Phase 2a development for atopic dermatitis, Phase 2 development for vitiligo, Phase 2 development for cutaneous lichen planus, and with proof-of-concept, Phase 1b data for the treatment of celiac disease and eosinophilic esophagitis, and TEV-53408 (Teva), in Phase 2a development for the treatment of celiac disease and Phase 1b development for the treatment for vitiligo. To date, there are no FDA-approved therapies for the treatment of celiac disease and only one FDA-approved biologic, Dupixent, for the treatment of eosinophilic esophagitis.

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

The process of manufacturing biologics is complex, highly regulated and subject to multiple risks, and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturing biologics is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply or supply chain disruptions. If microbial, viral or other contaminations are discovered at the facilities of our manufacturer, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business. We rely, and expect to continue to rely, on third parties, including manufacturers based in China, for the manufacture of our product candidates and future product candidates. While we may seek to identify and qualify additional or alternative manufacturers, including manufacturers based in the United States or the European Union (“EU”), we may not be able to do so on a timely basis, on acceptable terms or at all, and any transfer of manufacturing could result in additional costs and delays. We and our contract manufacturers must comply with cGMP for the manufacturing of biologics used in clinical trials and, if approved, marketed products. Moreover, if the FDA determines that our manufacturer is not in compliance with FDA laws and regulations, including cGMP, the FDA may deny BLA approval until the deficiencies are corrected or we replace the manufacturer in our BLA with a manufacturer that is in compliance.

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

In addition, there are risks associated with large scale manufacturing for clinical trials or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with good manufacturing practices, lot consistency and timely availability of raw materials. Even if we or any future collaborators obtain regulatory approval for any of our product candidates, there is no assurance that manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. Moreover, we source certain of the raw materials needed for our product candidates from outside the United States. Although we have not experienced any material supply interruptions to date, it is possible that political, economic or public health events could cause such interruptions in the future. Further, in December 2025, the BIOSECURE Act was enacted as part of the National Defense Authorization Act for Fiscal Year 2026. The BIOSECURE Act restricts U.S. federal agencies, as well as federal contractors and recipients of federal grants and loans, from procuring or using biotechnology equipment or services produced or provided by designated “biotechnology companies of concern,” which may include certain Chinese biotechnology companies, and could limit our ability to use, or increase the cost of using, certain suppliers. Even if we do not directly use any designated company, the BIOSECURE Act could disrupt the biotechnology supply chain more broadly, including by increasing demand for, and the cost of, alternative contract manufacturers, contract research organizations and other suppliers on which we rely. If any of our contract manufacturers or other supply chain vendors is identified as a biotechnology company of concern, we could be required to switch or move development and manufacturing of our product candidates to another manufacturer, and as a result we may incur additional development costs or delays in manufacturing product for clinical trials or commercialization. The timing and scope of the BIOSECURE Act’s implementation, including which companies will be designated as biotechnology companies of concern, remain uncertain. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, new legislation or regulations, renegotiation of existing trade agreements, or any retaliatory trade actions due to recent or future trade tension, may impede, delay, limit, or increase the cost of manufacturing our product candidates. Such events could result in our clinical or commercial supply of drug, packaging and other services being interrupted or limited, which could harm our business. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization, commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects. Any delay or interruption in the supply of clinical trial supplies could delay the completion of planned clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely. Any adverse developments affecting clinical or commercial manufacturing of our product candidates or products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our product candidates or products.

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

We are subject to risks associated with foreign trade policy, including recent tariffs imposed or proposed by the United States on its trading partners, as well as retaliatory actions that have or may be imposed by other countries in response. The recent U.S. tariffs and other trade restrictions against trading partners and specific sectors of the global economy may have an adverse effect on our business and financial condition. The United States has imposed many country-specific tariffs at a rate higher than the 10% global baseline on all foreign countries and continues to impose increased tariffs on China in particular. At this time, the impact of the recently imposed and proposed tariff actions with respect to our operations remains uncertain given ongoing bilateral negotiations between the United States and trading partners, changes in U.S. policy, and an ongoing Section 232 investigation by the U.S. Department of Commerce, which may result in the imposition of an additional tariff rate on U.S. imports of pharmaceuticals and pharmaceutical ingredients. Our products candidates involve pharmaceutical ingredients that are partially sourced from outside of the United States, including China, the cost of which may increase due to additional tariff rates. These measures could also increase the cost of manufacturing our product candidates for our ongoing and planned clinical trials, as well as import and export costs, costs of drug product and clinical trial supplies and other costs of conducting our trials. We may seek alternative or additional sources for our drug substance or drug product, which could negatively impact our expected costs, timelines and business plan. Higher material costs may negatively impact our operating results and our ability to be competitive in the global market.

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

We are a clinical-stage biotechnology company with a limited operating history. We have no approved products. Our ability to generate revenue and become profitable depends upon our ability, alone or with any future collaborators, to successfully complete the development of our product candidates for our target indications and to obtain necessary regulatory approvals. Further, following the Spin-Off, we no longer generate revenue from the potential royalty revenue streams held by AnaptysBio (i.e., rights to the dostarlimab royalties from the GSK collaboration and for imsidolimab royalties from the Vanda collaboration).

We have incurred, and expect to continue to incur, operating losses. We had a net loss of $31.4 million and $115.2 million for the three and nine months ended September 30, 2026, respectively, and a net loss of $41.9 million and $131.5 million for the three and nine months ended September 30, 2025, respectively.

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

As a research and development company, our operations have consumed substantial amounts of cash. We expect our research and development expenses to increase in connection with our ongoing activities, which expenses may substantially increase if we conduct Phase 3 clinical trials or seek marketing approval for our product candidates without any partnerships. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. For more information on these expenses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funding Requirements.” Furthermore, we expect to incur additional costs associated with operating as a public company. We believe that our existing cash, cash equivalents and investments will fund our current operating plan for at least the next 12 months. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. For example, as we continue to move our product candidates into and through clinical trials, we may have adverse results requiring us to find new product candidates. Any of these events may increase our development costs more than we expect. We may need to raise additional funds or otherwise obtain funding through future collaboration agreements to continue development of our product candidates.

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

We rely on third-party clinical investigators, CROs, CMOs and consultants to design, conduct, supervise and monitor key activities relating to discovery, manufacturing, non-clinical studies and clinical trials of our product candidates, and we intend to do the same for future activities relating to existing and future programs. Because we rely on third parties and do not have the ability to conduct all required discovery, manufacturing, preclinical studies or clinical trials independently, we have less control over the timing, quality and other aspects of discovery, manufacturing, preclinical studies and clinical trials than we would if we conducted them on our own. These investigators, CROs, CMOs and consultants are not our employees, and we have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties we contract with might not be diligent, careful or timely in conducting our discovery, manufacturing, preclinical studies or clinical trials, resulting in discovery, manufacturing, preclinical studies or clinical trials being delayed or unsuccessful, in whole or in part.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new products are typically made by the Centers for Medicare & Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services, because CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare. Private payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. As a result, the coverage determination process is often a time-consuming and costly process that will require us or any future collaborators to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

In addition, other legislative changes have been proposed and adopted at the United States federal and state levels to reduce healthcare expenditures. For example, several healthcare reform initiatives culminated in the enactment of the Inflation Reduction Act (“IRA”), in August 2022, which allows, among other things, HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although this only applies to high-expenditure single-source drugs that have been approved for at least seven years (11 years for biologics). The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. These negotiations resulted in significant price reductions for the products from their 2023 list prices, ranging from 38 to 79 percent, with an average price reduction of 59.4 percent. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, 20 Part B or Part D drugs will be selected. The negotiated prices have represented, and will continue to represent, a significant discount from average prices to wholesalers and direct purchasers. The IRA also imposes rebates on Medicare Part B and Part D drugs whose prices have increased at a rate greater than the rate of inflation. In addition, the law eliminated the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. Further, in July 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, and restored immediate deductibility of domestic research and development expenditures, while foreign expenditures will continue to be capitalized and amortized over fifteen years. Further, the OBBBA is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. The OBBBA also narrows access to ACA marketplace exchange enrollment and declined to extend the enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces which expired in 2025. It is likely these new laws will be challenged in multiple lawsuits. Thus, it is unclear how the IRA will be implemented but it will likely have a significant impact on the pharmaceutical industry and the pricing of our products and product candidates. In addition, the impact of legislative, executive and administrative actions, including any drug pricing measures and agency rules implemented, on us and the pharmaceutical industry as a whole is unclear, and such actions could delay our business plans, increase the cost of executing our business plans or otherwise have a material adverse effect on our business. The adoption of restrictive price controls in new jurisdictions, more restrictive controls in existing jurisdictions or the failure to obtain or maintain timely or adequate pricing could also adversely impact revenue. We expect pricing pressures will continue globally.

CMS has also proposed two mandatory payment models that would tie certain Medicare drug payments to international drug prices. On September 30, 2026, CMS released the final rule for the first proposal, the Global Benchmark for Efficient Drug Pricing Model (“GLOBE”) for Medicare Part B, which requires manufacturers of specified single source drugs and sole source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria. The final GLOBE rule contains certain exclusions and CMS also indicated its intent and authority to waive GLOBE’s mandatory participation requirement for certain manufacturers who are voluntarily participating in the GENEROUS model (discussed below), so it remains unclear how many manufacturers and drugs will ultimately be subject to the GLOBE rule. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”) model for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds a most-favored-nation benchmark derived from international reference pricing methodologies. GLOBE will begin a one-quarter voluntary manufacturer reporting period on January 1, 2027, followed by a five-year performance period running from April 1, 2027, through March 31, 2032, and a seven-year payment period running through at least March 31, 2034. As proposed, GUARD would begin its performance period in 2027. These proposals will likely be subject to legal challenges that could delay their implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the GENErating cost Reductions for U.S. Medicaid (“GENEROUS”) Model, a voluntary most-favored-nation framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS model could also impact the drug pricing landscape for manufacturers.

The GLOBE rules, together with any other most-favored-nation pricing rules that are finalized (for example, if the proposed GUARD model rules are finalized), are likely to mandate reduced prices of at least some drugs in the United States, if they are also sold in comparator countries.

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

We process a quantity of sensitive, confidential and/or regulated information, including confidential business and patient health information in connection with our clinical trials, and are subject to U.S. and international laws and regulations governing the privacy and security of such information. Each of these laws is subject to varying interpretations and constantly evolving. In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure, processing and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. In the EU and United Kingdom (“UK”), their respective General Data Protection Regulations (collectively, “GDPR”), which apply extraterritorially, impose several strict requirements for controllers and processors of personal information. These include higher standards for obtaining consent from individuals to process their personal information, increased requirements pertaining to the processing of special categories of personal information (such as health information) and pseudonymized (i.e., key-coded) data, and heightened transfer requirements of personal information from the European Economic Area/UK/Switzerland to countries not deemed to have adequate data protection laws (including the United States). Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million (approximately $22.6 million) or four percent of the annual global revenues of the noncompliant company, whichever is greater.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with federal and state health care fraud and abuse laws and regulations, to report financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of conduct, but it is not always possible to identify and deter employee misconduct. The precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

Filing, prosecuting, enforcing and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our or our licensors’, licensees’ or any future collaborators’ intellectual property rights may not exist in some countries outside the United States or may be less extensive in some countries than in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we and our licensors or any future collaborators may not be able to prevent third parties from practicing our and our licensors’ or any future collaborators’ inventions in all countries outside the United States or from selling or importing products made using our and our licensors’ or any future collaborators’ inventions in and into the United States or other jurisdictions. Competitors may use our and our licensors’ or any future collaborators’ technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we and our licensors or any future collaborators have patent protection but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our and our licensors’ or any future collaborators’ patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Moreover, future and recent past changes in the patent laws in the U.S. and abroad could impact or could increase the uncertainties and costs surrounding the prosecution of our and our licensors’ or any future collaborators’ patent applications and the enforcement or defense of our or our licensors’ or any future collaborators’ issued patents, which could have an impact on our business and financial condition. For example, the U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit rendered decisions in several patent cases such as Association for Molecular Pathology v. Myriad Genetics, Inc., BRCA1- & BRCA2-Based Hereditary Cancer Test Patent Litig., Mayo Collaborative Services v. Prometheus Laboratories, Inc., Alice Corporation Pty. Ltd. v. CLS Bank International, and Amgen v. Sanofi either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our and our licensors’ or any future collaborators’ ability to obtain patents in the future, these types of changes in the patent laws have created uncertainty with respect to the value of patents, once obtained. Depending on decisions by Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our and our licensors’ or any future collaborators’ ability to obtain new patents or to enforce existing patents and patents that we and our licensors or any future collaborators may obtain in the future.

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

Because we plan to collaborate with various collaborators on the development and commercialization of one or more of our product candidates and because we rely on third parties to manufacture our product candidates, we must, at times, share trade secrets with them. We seek to protect our technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have an adverse effect on our business.

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

Our commercial success depends upon our ability, and the ability of our licensors and collaborators to develop, manufacture, market and sell our product candidates and use our and our licensors’ or any future collaborators’ technologies without infringing the proprietary rights of third parties. A third party may hold intellectual property, including patent rights that are important or necessary to the development of our products. As a result, we may enter into license agreements in the future with others in order to advance our existing or future research or allow commercialization of our existing or future product candidates. These licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and product candidates in the future. In addition, we entered into an exclusive license agreement with Centessa Pharmaceuticals (UK) Limited (“Centessa”), which relates to our product candidate, ANB101, and are subject to certain obligations thereunder. If we fail to comply with the obligations under any such agreement, including payment and diligence terms, our licensors may have the right to terminate these agreements, in which event we may not be able to develop, manufacture, market or sell any product that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements, which may not be available to us on equally favorable terms, or at all, or cause us to lose our rights under these agreements, including our rights to intellectual property or technology important to our development programs.

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

Third parties may initiate legal proceedings against us or our licensors or any future collaborators alleging that we or our licensors or any future collaborators infringe their intellectual property rights or we or our licensors or any future collaborators may initiate legal proceedings against third parties to challenge the validity or scope of intellectual property rights controlled by third parties, including in oppositions, interferences, reexaminations, post-grant reviews, inter partes reviews or derivation proceedings in the United States or other jurisdictions. These proceedings can be expensive and time-consuming, and many of our or our licensors’, licensees’ or any future collaborators’ adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we or our licensors or any future collaborators.

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
•
We entered into agreements and transactions with AnaptysBio that did not exist prior to the Spin-Off, such as our provision of transition and other services to AnaptysBio and undertook indemnification obligations, which may cause us to incur new costs.
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
•
disputes, breaches and terminations of our manufacturing agreements, collaboration agreements or other important agreements;
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

In connection with each of the Private Placement and the October 2026 Private Placement, we filed a resale registration statement registering the shares we issued in such transaction. The sales of significant amounts of shares of our common stock or the perception in the market that such sales might occur may decrease the market price of a share of our common stock.

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

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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

** This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Tracks Biotherapeutics, Inc.

Date: November 3, 2026	By:	/s/ Daniel Faga
Daniel Faga
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2026	By:	/s/ Ajim Tamboli
Ajim Tamboli
Chief Financial Officer
(Principal Financial and Accounting Officer)